Form 10KSB
ENEX RESOURCES CORP
filed 1995-03-29
CIK 314864

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB
 (Mark One)
            (X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the fiscal year ended December 31, 1994

         (  )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from...............to...............

                        Commission file number 0-9378

                         ENEX RESOURCES CORPORATION
               (Name of small business issuer in its charter)

                       Delaware                     93-0747806
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                            800 Rockmead Drive
                           Three Kingwood Place
                           Kingwood, Texas 77339
            (Address of principal executive offices)(Zip Code)

                  Issuer's telephone number: (713) 358-8401

    Securities registered under Section 12(b) of the Exchange Act:  None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.05 par value
                              (Title of class)
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes x      No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(x)

    State issuer's revenues for its most recent fiscal year.   $6,743,212

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act) $7,751,630 at March 1, 1995.
                  Applicable Only to Corporate Registrants
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 1, 1995 - 1,333,248.
                   Documents Incorporated by Reference:
        Portions of the Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference in Part III.


                              TABLE OF CONTENTS

                          FORM 10-KSB ANNUAL REPORT
                    FOR THE YEAR ENDED DECEMBER 31, 1994

                         ENEX RESOURCES CORPORATION


Item No.                    Part I                            Page

    1              Description of Business                     I-1

    2              Description of Property                     I-4

    3              Legal Proceedings                           I-8

    4              Submission of Matters to a Vote of
                   Security Holders                            I-8


                            Part II


     5             Market for Common Equity and
                   Related Stockholder Matters                II-1

     6             Management's Discussion and Analysis
                   or Plan of Operation                       II-2

     7              Financial Statements and Supplementary
                    Data                                      II-7

     8              Changes In and Disagreements With
                    Accountants on Accounting and Financial
                    Disclosure                                II-26


                                  Part III


      9              Directors, Executive Officers, Promoters
                     and Control Persons; Compliance with
                     Section 16(a) of the Exchange Act       III-1

     10              Executive Compensation                  III-1

     11              Security Ownership of Certain
                     Beneficial Owners and Management        III-1

     12              Certain Relationships and Related
                     Transactions                            III-1

     13              Exhibits and Reports on Form 8-K        III-1

                     Signatures                                S-1




Item 1. Description of Business

General

        Enex Resources Corporation ("Enex" or the "Company") was incorporated on August 17, 1979 in Colorado. On June 30, 1992, the Company reincorporated in Delaware. The Company is engaged in the business of acquiring interests in producing oil and gas properties and managing oil and gas income limited partnerships. The Company's operations are concentrated in a single industry segment.

        The Company's principal executive offices are maintained at 800 Rockmead Drive, Three Kingwood Place, Kingwood, Texas 77339. The telephone number at these offices is (713) 358-8401. The Company has no regional offices.

        As of March 1, 1995, the Company and one of its subsidiaries, Enex Securities Corporation, employed 26 persons. All employees are engaged on a full-time basis.

        Since 1982, the Company has financed most of its oil and gas activities through the public sale of interests in limited partnerships formed to purchase and hold working interests and other operating and non operating interests in producing oil and gas properties (the "Partnerships"). Until 1986, most of the Company's ownership of proved reserves was derived through the purchase of producing properties by the Partnerships. The Company acts as general partner in, and contributes capital to, each such Partnership. As general partner, the Company has a 10% interest in the net revenues and gains generated by properties owned by these Partnerships, which, in most instances, will increase to 15% should the limited partners receive distributions in total equal to their aggregate subscriptions. As general partner, the Company is obligated to periodically offer to repurchase the interests of those limited partners electing to present their interests to the Company, except for interests in the Partnerships in Programs I, V and VI.

         Prior to 1992, 55 Partnerships commenced operations with aggregate investor subscriptions of $221.3 million received from 68,678 investors, including reinvestors. Producing property acquisitions for those Partnerships totaled approximately $198.5 million.

        During 1992, one Partnership commenced operations with aggregate subscriptions of $1.2 million received from 670 investors, including reinvestors. Producing property acquisitions for the Partnership totaled approximately $1.1 million. During 1994, one Partnership commenced operations with aggregate subscriptions of $1.0 million received from 461 investors, including reinvestors. Producing property acquisitions for the Partnership totaled approximately $1.1 million, including $.1 million from borrowed funds. Aggregate investor subscriptions through December 31, 1994 in all Partnerships totaled $223.5 million. The properties include interests in more than 12,000 wells in 14 states. In addition to these Partnership activities, the Company owns and manages oil and gas producing properties for its own account.


                                I-1


        Prior to May 1994, the Company marketed interests in the oil and gas partnerships it sponsored through its subsidiary, Enex Securities Corporation, a registered broker-dealer and member of the National Association of Securities Dealers, Inc., and through other registered broker-dealers. As the distributor of such interests, Enex Securities Corporation received commissions, substantially all of which were paid to dealers and others, and received other selling expense allowances.

        Effective March 31, 1990, the Company transferred its interests as a general partner and limited partner in Enex Program I Partners, L.P.; Enex Oil & Gas Income Program II-1, L.P.; Enex Oil & Gas Income Program II-2, L.P.; Enex Oil & Gas Income Program II-3, L.P.; Enex Oil & Gas Income Program II-4, L.P.; Enex Oil & Gas Income Program II-5, L.P.;
Enex Oil & Gas Income Program II-6, L.P.; (collectively, the "Subject Partnerships"); certain oil and gas properties, accounts and notes receivable (including all accounts receivable due from the Subject Partnerships); cash and other assets directly held by the Company to a subsidiary of Energy Development Partners, Ltd. ("EDP") in exchange for 68.64% of the Company's outstanding stock (the "Repurchase"). This Repurchase resulted in significant changes in the Company's capital structure. The surrender of the stock owned beneficially by EDP reduced the number of shares of stock outstanding, with related reductions in net assets of approximately $19,174,000 (including $4,353,000 of cash).

        On August 8, 1991, effective June 30, 1991, the Company acquired from Hallwood Energy Partners, L.P., formerly EDP, all of the capital stock of the general partner of the Subject Partnerships. As a result of the transaction, the Company acquired the general partner interests and certain limited partner interests in the Subject Partnerships and the related notes receivable due the general partner from these partnerships. This transaction is hereinafter referred to as the "EAC Acquisition." The Company financed the $3.55 million purchase price with $2.75 million of secured borrowings from a bank and $0.8 million of its own working capital. The acquisition was accounted for using the purchase method; accordingly, the assets and liabilities were recorded at their fair value at the time of the acquisition.

        Approximately 71% of the Company's estimated future net revenues from proved reserves at December 31, 1994 is attributable to its interests in the Partnerships and approximately 29% is attributable to the properties owned directly by the Company.

        In acquiring properties for its own account, the Company is required to avoid conflicts of interest with the Partnerships for which it acts as general partner. Such requirements may restrict the Company's operations for its own account. The Company is also contingently liable for partnership obligations.


Competition

        The business of exploring for, developing and producing oil and gas is intensely competitive. The Company competes with companies which have greater financial resources, larger staffs and labor forces, more equipment for exploration and longer operating experience than the Company. The oil and gas industry is dominated by a number of companies with greater assets and resources than the Company.


                                  I-2
Marketing and Prices
        The marketing and prices of oil and gas found and produced by the Company are affected by a number of factors which are beyond the Company's control, the exact nature of which cannot be accurately predicted. These factors include the quantity and price of crude oil imports, fluctuating supply and demand, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels, state and federal regulation of oil and gas production, and distribution and other matters affecting the availability of a ready market. All of these factors are extremely volatile. In addition, in recent years there have been surpluses in crude oil and natural gas supplies which have caused a decline in oil and gas prices. "Market-out" and similar contract provisions of some gas purchase contracts have been exercised by gas pipeline companies and some existing contracts have been renegotiated in order to reduce the quantities of gas the pipeline companies are obligated to purchase and/or the price paid.

Environmental and Conservation Regulation

        State regulatory authorities in the states in which the Company owns producing properties are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas between owners of a common reservoir. Each of such regulatory authorities also regulates the amount of oil and gas produced by assigning allowable rates of production, which may be increased or decreased in accordance with supply and demand. Requirements regarding the prevention and clean-up of pollution and similar environmental matters are also generally applicable.

        The existence of such regulations has had no material adverse effect on the Company's operations to date, and the cost of compliance has not yet been material. There are no material administrative or judicial proceedings arising under such laws or regulations pending against the Company. The Company is unable to assess or predict the impact that compliance with environmental and pollution control laws and regulations may have on its future operation, capital expenditures, earnings or competitive position.

Price Regulation

        Prices for most natural gas sold in the United States were deregulated in 1987. Virtually all of the Company's natural gas production is currently deregulated. There is no current regulation of crude oil prices. Accordingly, all domestically produced crude oil may be sold at world market prices.

Recent Tax Laws

        In General. The operations of the Company are affected by federal income tax laws, particularly those provisions of the Internal Revenue Code of 1986, as amended, which provide certain tax benefits to owners of economic interests in oil and gas properties. In general, the major sources of federal income tax deduction available to the Company are the deductions for the greater of cost depletion or percentage depletion, if available, depreciation of tangible lease and well equipment and the deduction for intangible drilling and development costs.

                                  I-3

        The Company is subject to regular income tax at graduated rates up to a maximum 34% rate. Additionally, the Company may also be subject to the corporate alternative minimum tax which is imposed at a rate of 20%. Tax preference items which may cause the Company to incur the alternative minimum tax include the following:

* the excess of accelerated depreciation over depreciation using the alternative minimum tax lives and method

* the limitation on the deduction of net operating losses to 90% of the Company's alternative minimum taxable income (with the disallowed portion of the net operating loss carried over to other years)

* 75% of the excess of the Company's adjusted current earnings over its alternative minimum taxable income (determined without regard to such adjustment and prior to reduction by operating losses.)

        Prior to 1993, the excess of the deduction of intangible drilling costs over the deduction allowable under 10 year amortization and to the extent in excess of 65% of net oil and gas income constituted an item of tax preference. However, this excess IDC preference has been repealed for taxable years beginning after December 31, 1992. The repeal of the excess IDC preference, however, could not result in more than a 30% reduction in 1993 (40% for subsequent years) in the amount of the Company's alternative minimum taxable income computed as if the excess IDC preference had not been repealed.



Item 2. Description of Property


Oil and Gas Properties

        Until 1986, the Company had acquired most of its interests in producing oil and gas properties through purchases made by the Partnerships. Prior to 1992, the Partnerships acquired approximately $196.8 million of producing oil and gas properties. A total of $2.8 million was spent on Partnership property acquisitions in 1992. No properties were acquired for the Partnerships in 1993. A total of $1.1 million was spent on Partnership property acquisitions in 1994. The Company, as general partner, has a 10% interest in the net revenues and gains generated by properties owned by these Partnerships, which, in most instances, increases to 15% should the limited partners receive distributions in total equal to their aggregate subscriptions.

        In addition to Partnership activities, the Company owns interests in 378 oil and gas productive properties for its own account, and is the operator of 161 properties. The total properties for its own account and the Partnerships include interests in more than 12,000 producing wells in 14 states.

        The producing oil and gas properties in which the Company owns interests are all located within the United States. The Company's interests in these properties (including properties in which the


                                  I-4
Company's interest is derived through the Partnerships for which it acts as general partner*) at December 31, 1994 are summarized below:

* As general partner, the Company generally has a 10% interest in the net revenues and gains generated by the Partnerships' properties, which, in most instances, increases to 15% should the limited partners receive distributions in total equal to their aggregate subscriptions. In most instances, the Company has purchased additional interests in each Partnership which entitle the Company to an additional 3% to 52% of each Partnership's net income and capital. Unless otherwise indicated, quantitative information contained in this report regarding the Company's oil and gas properties, the production therefrom and related data includes the Company's indirect interest in the properties owned by the Partnerships.
                     Developed Acres      Undeveloped Acres
                            Gross        Net   Gross    Net

      Working Interests   413,149     13,014   6,609   3,642

      Royalty Interests   605,338      1,663  13,481   4,693


     "Developed acres" are acres spaced or assigned to productive wells.

     "Undeveloped acres" are those leased acres on which wells have not been drilled or completed to a point that permits the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

     A "gross acre" is an acre in which an interest is owned. The number of gross acres is the total number of acres in which such interest is owned.

     A "net working interest acre" is deemed to exist when the sum of fractional working interests owned in gross acres equals one. The number of net working interest acres is the sum of fractional working interests owned in gross acres expressed as a whole number.

     A "net royalty acre" is deemed to exist when the sum of fractional royalty interests owned in gross acres equals one. The number of net royalty acres is the sum of fractional royalty interests owned in gross acres expressed as a whole number.

Property Acquisitions

        The following acquisitions were made for the Company during 1994:

        McBride acquisition. Working interest in forty-one wells located in Caldwell and Bastrop Counties, Texas, were purchased in two transactions. The first transaction, for $663,493, was effective January 1, 1994. The second, for $134,900, was effective May 1, 1994.
        Larto Lake acquisition. Working interests in seven oil wells located primarily in Catahoula Parish, Louisiana, were purchased from a managed limited partnership effective October 1, 1994 for $199,928.
        Florida acquisition. Working interests in three wells located in Hendry County, Florida, were purchased from a managed limited partnership for $99,196 effective November 1, 1994.
                                   I-5
Net Oil and Gas Production

        The following table shows for the years ended December 31, 1994, 1993 and 1992, the approximate production attributable to the Company's oil and gas interests including interests derived through the Company's interests in the Partnerships. The figures in the table represent "net production"; i.e., production owned by the Company or the Partnerships and produced to the Company's interest after deducting royalty and other similar interests. All production occurred in the United States.

                                             1994         1993       1992

Crude oil and condensate (Bbls)             191,499     157,440    145,860

Natural gas - leasehold or royalty (Mcf)  1,407,432   1,285,512  2,382,780 (3)

Natural gas liquids (Bbls) (1)               21,441      18,648     18,276

Natural gas - gas plant sales (Mcf) (1)     133,980     105,564    109,392


   The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, per barrel of natural gas liquids ("NGL"), per Mcf of gas plant gas sales and average production cost per unit produced for the years ended December 31, 1994, 1993 and 1992:

                                                 1994         1993       1992

Average sales price per Bbl of crude oil and
condensate                                    $ 14.74      $ 15.38    $ 16.72

Average sales price per Mcf of                   1.94         2.20       1.84
natural gas

Average production cost per
equivalent barrel of production                  4.87         4.99       5.65

Average sales price per Bbl of NGL (1)           8.06         9.53       8.74

Average sales price per Mcf of gas
plant gas (1)                                    1.72         1.67       1.42

Average production cost per
equivalent Bbl of NGL production (1)(2)          9.84 (4)     7.17       6.62

(1) Natural gas liquids production and gas plant gas sales were obtained through gas processing plant ownership rather than through leasehold ownership.

(2)     Includes cost of gas purchased at plants for processing.

(3) Includes 1,116,966 Mcf related to net proceeds received from the settlement of take-or-pay disputes.

(4) Includes the recognition of processing charges related to a lawsuit brought against the Company's interest in a gas plant. Without such charges, the average production cost would have been $7.11 per equivalent Bbl of NGL production in 1994.

                                    I-6
        The following table shows, as of December 31, 1994, the approximate number of gross and net producing oil and gas wells in which the Company own interests, including wells in which the Company's interest is derived through its interests in the Partnerships:

          Productive Oil Wells               Productive Gas Well
             Net Working  Net                   Net Working   Net
        Gross Interest  Royalty            Gross Interest   Royalty
        Wells   Wells    Wells             Wells   Wells     Wells
       11,472    81.61    2.04             1,671    53.63   10.94

"Productive wells" are producing wells and wells capable of production, including shut-in wells.

     A "gross well" is a well in which an interest is held. The number of gross wells is the total number of wells in which an interest is owned.

     A "net working interest (`W.I.') well" is deemed to exist when the sum of fractional interests owned in gross W.I. wells equals one. The number of net W.I. wells is the sum of the fractional interests owned in gross W.I. wells, expressed as whole numbers and fractions thereof.

     A "net royalty well" is deemed to exist when the sum of fractional interests owned in gross royalty wells equals one. The number of net royalty wells is the sum of the fractional interests owned in gross royalty wells, expressed as whole numbers and fractions thereof.


Oil and Gas Reserves

     Proved oil and gas reserves reported herein for the Company are based primarily on engineering studies performed by the Company's engineering staff. Proved oil and gas reserves reported herein for the Partnerships and for the Company's share of such Partnership reserves are based primarily on engineering studies performed by the petroleum engineering consulting firm of H. L. Gruy & Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenues, and all reserves may be subject to revision as more performance data becomes available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves has occurred since December 31, 1994.


Drilling Activities

        In 1994, 1993 and 1992, the Company did not participate in any significant developmental drilling for its own account or as an operator of Partnership properties.

        During 1992, affiliated partnerships participated in the drilling of three wells, of which one was completed as a producing well, one was abandoned and one was completed as a water injection well. These drilling activities resulted in the development of two gross wells (0.05 net wells).

                                  I-7
Current Activities

        The Company is continuing to acquire interests in producing oil and gas properties and to operate properties both for its own account and for its managed limited partnerships.


Offices

        The Company's corporate headquarters are at 800 Rockmead Drive, Three Kingwood Place, Kingwood, Texas, where it leases 13,354 square feet of office space for itself and on behalf of Enex Securities
Corporation.


Item 3. Legal Proceedings

        There are no material pending legal proceedings to which the Company or any of its subsidiaries are a party or to which any of their properties are subject.


Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

































                                    I-8

                                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The principal market where the Company's common stock is traded is the National Market System of the National Association of Securities
Dealers, Inc. Automated Quotation System ("NASDAQ").

Price Range of Common Stock

The following table shows the range of closing prices for the common stock in the over-the-counter market for each quarter during the Company's past two fiscal years, as reported by the NASDAQ National Market System. The quotations represent prices in the over-the-counter market between dealers in securities and do not include retail markup, markdown or commissions and do not necessarily represent actual transactions.

                                       1994                1993
        Period                    High        Low     High         Low

First Quarter . . . . . . .       8 1/2      7 1/2    7 1/2       6

Second Quarter . . . . . .       11 1/4      7 1/2    9 1/4       6 3/4

Third Quarter . . . . . . .      13         10 1/2    8           7 1/4

Fourth Quarter . . . . . .       12 9/16     8 1/4    8 1/4       7 3/8



Number of Equity Security Holders
                                              Number of Record Holders
                                                (as of March 1, 1995)
      Title of Class

Common Stock ($.05 par value)                          1,148*


(*) Includes "nominee" or "street" name holders of record.

Dividends

The Company paid its first semi-annual dividend in June 1994. The Company also increased the dividends paid in 1994 to $.20 per common share. In 1993 the Company paid a cash dividend of $.19 per common share to shareholders, and, in 1992 a dividend of $.15 per common share was paid. The payment of future cash dividends will depend on the Company's earnings, financial condition, capital requirements and other factors, although the Company intends to continue with regular dividends.








                                II-1
Item 6.  Managements Discussion and Analysis or Plan of Operation

Selected Financial Data

                     (Dollar amounts in thousands, except per share da

Selected Statement of       1994       1993        1992       1991   1990 (1)
Operations Data

Total revenues          $  6,743   $   6,247   $  7,880   $  6,543   $  5,925
Earnings before income
  taxes                 $    630   $     968   $  1,268   $    671   $    689
Net income              $  1,051   $     932   $  1,141   $    833   $  6,253
Net inc per primarey
  share                 $   0.75   $    0.69   $   0.82   $   0.58   $   2.68
Cash dividend declared
   per common share     $   0.20   $    0.19   $   0.15   $   0.12   $   0.10


Selected Balance Sheet Data

Total assets            $ 17,231   $  15,177   $ 17,698   $ 18,257   $ 23,699
Long-term debt excluding
  current maturities    $    974   $     259   $    401   $    745   $      -
Stockholders' equity    $ 14,214   $  13,259   $ 12,343   $ 12,448   $ 11,820
Stockholders' equity
per share               $  11.02   $   10.60   $  10.04   $   8.62   $   8.14
Statistical:
   Cumulative number of
   limited partnerships
   formed                     57          56         56         55         51
   Cumulative amount of
   limited partnership
   capital raised       $223,500   $ 222,489   $222,489   $221,258   $216,673
   Proved reserves at
   December 31:
    Barrels of oil
    (000's)                  971         633        765        550        458
     Bcf of gas            9.330      10.562      7.791      8.251      4.116
   Standardized measure
   of discounted future
   net cash flows of
   proved oil and gas
   reserves at
   December 31          $ 10,435   $  10,718   $  9,280   $  9,393   $  6,893




(1) Effective March 31, 1990, the Company repurchased 68.64% of its outstand-ing shares for certain oil and gas assets.







                                    II-2


In 1994, Enex increased net income and cash flow from operations while adding to its oil and gas reserve base. Revenues were up 8% from 1993 despite low prices for oil and natural gas.

                       Liquidity and Capital Resources

Increased production of both oil and gas in 1994 enabled Enex to increase cash flow. Operating activities provided cash flow of $2,341,038 in 1994 as compared to $2,285,514 in 1993 and $2,599,190 in 1992. The higher cash flow in 1992 was primarily the result of take-or-pay settlements which were resolv-ed in 1992. To these cash flows from operating activities, proceeds were added from the sale of properties of $45,392, $26,627 and $113,780 in 1994, 1993 and 1992, respectively.

Enex continued to reinvest a portion of its cash flows in oil and gas proper-ties. A total of $2,962,465, $2,354,938 and $1,122,503 was used for the acqui-sition and development of oil and gas properties during 1994, 1993 and 1992, respectively. In 1994, Enex acquired over 320,000 equivalent barrels of oil reserves through the purchase of interests in managed limited partnerships for $1,271,377. The Company also obtained working interests in 41 wells in McBride Field, in Caldwell and Bastrop Counties, Texas for $798,393. These wells, which are operated by the Company, have development potential which will allow the Company to increase future production. The Company also purchased working interests in the Larto Lake and Florida acquisitions in 1994 for $199,928 and $99,196, respectively. In 1993, the Company acquired working interests in nine gas wells located in San Patricio County, Texas and 17 gas wells and two oil wells located primarily in Freestone County, Texas. The Company used operating cash flow and net proceeds of $349,385 from the sale of mortgage-backed securities to finance all but $237,380 of these purchases, which was borrowed from a bank. During 1992, the Company purchased a working interest in 62 oil wells in the Charlotte field, Atascosa County, Texas, and acquired both operations and a direct working interest in the Southwest Muldoon field in Fayette County, Texas. These two purchases were the primary cause of a 39% increase in the Company's oil reserves in 1992.

The Company also continued its stock repurchase program in 1994, acquiring 19,161 shares of its common stock for $171,845. In 1994, the Company initiated the payment of a semi-annual dividend to its shareholders. Due to the increased cash flow, Enex was able to raise the dividend for the fifth consecutive year to $259,681 or $.20 per share.

In addition to the property acquisitions made in 1993, the Company used a total of $159,881 to purchase 20,071 shares of its common stock, of which 5,071 shares were retired. Enex was also able to increase the dividend paid on its common shares to $239,491 or $.19 per share - a 27% increase from 1992.

In 1992 the Company utilized $1,038,766 to repurchase and refinance 241,210 shares of its common stock. The shares, of which 233,428 were acquired in a single transaction, were purchased at a substantial discount relative to book value and net asset value. Cash flow from operations was also used to repay a net $681,656 of long-term debt and to pay a $.15 per share cash dividend in December 1992 of $185,991.

Working capital increased to $2,333,517 at December 31, 1994, from $2,009,281 at December 31, 1993. The increase is primarily attributable to the increased net income recorded by the Company in 1994. At December 31, 1994, the Company 's current ratio was 2.14 and its debt-to-equity ratio was 6.9%, as long-term debt, was $974,000.

                                   II-3
                            Results of Operations
Enex reported net income in 1994 of $1,051,476, as compared to $931,874 in 1993 and $1,141,260 in 1992. Net income was $.75 per share in 1994 as compared to $.69 in 1993 and $.82 in 1992. The increase from 1993 to 1994 was primarily attributable to lower income tax expense and higher revenues produced in 1994. The higher net income in 1992 was primarily a result of take-or-pay settle-ments.
  Oil, gas and gas plant sales were $5,959,395 in 1994, $5,604,624 in 1993 and $7,153,283 in 1992. The increased sales in 1992 were primarily attributable to take-or-pay settlements resolved in 1992. Such settlements added $2,115,715 to sales in 1992. Oil sales increased $400,049 or 17% in 1994 from 1993. A 22% increase in production increased sales by $523,954. This increase was partially offset by a 4% decrease in average oil prices. Gas sales decreased by $87,550 or 3% in 1994 from 1993. This decrease was primarily the result of an 11% decrease in average prices, which reduced sales by $356,125. The lower prices were partially offset by a 9% increase in gas production. Gas plant sales increased by 10% or $34,770. A 21% increase in gas plant production increased sales by $74,425. This increase was partially offset by a 9% decrease in average gas plant prices. The increases in production were primarily a result of the acquisition of additional interests in managed limited partnerships and oil and gas properties purchased in 1994, as noted above.
  Oil sales decreased by $16,197 from 1992 to 1993. The decrease was primarily due to a 7% decrease in average oil prices which decreased sales by $209,769. The lower oil prices were partially offset by a 7% increase in oil production. Gas sales decreased by $1,571,952 in 1993 from 1992. The decrease was primarily due to the take-or-pay settlements resolved in 1992. Absent the effect of these settlements, gas sales increased by $543,763 or 24%. A 2% increase in gas production increased gas sales by $35,489 while a 22% increase in average gas prices increased sales by an additional $508,274. Gas plant sales increased by $39,490 or 12%. A 13% increase in average gas plant prices increased sales by $41,813. The higher prices were partially offset by a 1% decrease in gas plant gas production. The increases in oil and gas production were primarily attributable to the acquisition of additional property interests in 1993 partially offset by natural production declines. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.
   Other revenues were $760,644 in 1994 as compared with $565,367 in 1993 and $534,044 in 1992. Such revenues included rig rental revenues of $24,885, $189,947 and $142,656 in 1994, 1993 and 1992, respectively, gain recognized from the early receipt of notes receivable of $201,000, $175,660 and $218,417 in 1994, 1993 and 1992, respectively, and commission fee income of $45,089 in 1994 and $42,736 in 1992. No commission fee income was recognized in 1993. The increase in other revenues from 1993 to 1994 was primarily due to the reversal of a litigation contingency accrual, which was initially recognized in 1993, and the recognition of a related receivable, plus accrued interest, from an appellate court verdict which was rendered in December 1994 in favor of one of the Company's managed limited partnerships. The Company's share of the contingency reversal and receivable increased other income by $421,065 in 1994. See Note 10 of the Notes to Consolidated Financial Statements for further information. The increase in other income in 1994 from 1993 was also due to a larger gain recognized from the early receipt of notes receivable, and higher commission fee income, partially offset by lower rig rental revenues, as noted above. The increase in other revenues from 1992 to 1993 was primarily a result of the recognition of a $101,063 gain from the sale of investments and increased rig rental revenues partially offset by lower commission fee income and a lower gain recognized from the early receipt of notes receivable, as noted above.

                                  II-4
General and administrative expenses increased to $1,738,507 in 1994 from $1,590,128 in 1993. In 1992 such expenses were $1,648,404. The increase from 1993 to 1994 was primarily the result of the additional interests acquired in managed limited partnerships in 1994. These purchases added approximately $175,000 to general and administrative expense. The decrease from 1992 to 1993 was primarily due to lower selling and marketing expenses in 1993. This decrease was partially offset by the recognition of a litigation contingency accrued in the third quarter of 1993. The Company's share of the contingency was $243,274, and was accrued to reflect a judgement against one of the Company's managed limited partnerships. The Company appealed the verdict and it was reversed in December 1994. The resultant income from the contingency accrual reversal was included in other income, as discussed above. See Note
10 of the Notes to Consolidated Financial Statements for further information.

Lease operating expenses increased to $1,984,420 in 1994 from $1,662,666 in 1993 and $1,818,198 in 1992. Lease operating expenses increased by $321,754 or 19% from 1993 to 1994. This increase was primarily the result of operating costs incurred on properties and partnership interests acquired in 1994. The properties acquired during 1994 (McBride, Larto Lake and Florida acquisitions) added $146,762 to lease operating expenses, while the additional partnership interests acquired added approxi-mately $250,000. The decrease from 1992 to 1993 was primarily a result of lower workover and plugging costs incurred in 1993 as compared to 1992, partially offset by operating costs incurred on properties acquired in 1993.

Depletion, depreciation and amortization expense ("DD&A") was $1,487,141 in 1994, $1,375,191 in 1993 and $1,575,952 in 1992. DD&A increased by $111,950 or 8% from 1993 to 1994. The increases in production, noted above, increased DD&A expense by $208,699 in 1994. This increase was partially offset by a 6% decrease in the depletion rate. The decrease in the depletion rate was primarily due to an upward revision of the oil reserves at December 31, 1994 and the acquisition of additional properties with relatively lower depletion rates, partially offset by a downward revision of the gas reserves. The decrease of $200,761 or 13% from 1992 to 1993 was primarily due to a 15% decrease in the depletion rate which reduced DD&A expense by $233,446. This decrease was partially offset by the increases in oil and gas production, noted above. The lower depletion rate in 1993 was primarily attributable to an upward revision of the gas reserves at December 31, 1993, partially offset by a downward revision of the oil reserves.

On September 30, 1992, the Company reduced the amounts owed to it from certain managed limited partnerships and an unaffiliated entity by $654,477. This one-time reduction was made to reflect the anticipated repayments from the respective entities. Net interest expense of $120,617 was recognized in 1994 as compared to net interest income of $7,889 recorded in 1993 and $176,241 of net interest expense recorded in 1992. Interest expense increased in 1994 from 1993 due to the additional debt utilized to finance the purchase of property and partnership interests in 1994. Interest expense declined from 1992 to 1993 due to the repayment of debt used to fund the purchase of property and repurchase of stock in 1992. Both interest income and interest expense were lower in 1993, due to the sale in February 1993, of the Company's investment in mortgage-backed securities and the retirement of the corresponding debt (See Note 3 to the Consolidated Financial Statements).







                                  II-5
The Company recognized an income tax credit of $421,125 in 1994 as compared with income tax expense of $36,227 in 1993 and $127,237 in 1992. This represents an effective rate of 4% in 1993 and 10% in 1992. The credit recognized in 1994 was a result of the Company filing amended returns for $127,034 to reflect additional expenses allowed to the Company in prior years and from the carryback of a tax net operating loss of $133,702. Also recognized in 1994 was a portion of the Company's deferred tax asset that is expected to be utilized in future years. The lower relative rates experienced by the Company in 1993 and 1992 are primarily the result of the utilization of deferred tax assets which resulted from the EAC Acquisition. At December 31, 1994, the Company had a substantial deferred tax asset of $4,777,227. Due to uncertainties inherent in the oil and gas market, a valuation allowance reserved all but $248,753 of the assets.

                                Future Outlook

Operating results for 1994 were tempered by lower oil and gas prices. Oil prices, which began the year at very low levels, rebounded somewhat in 1994. Gas prices did not fare as well and ended the year at depressed levels. Enex's strong financial position did not significantly deteriorate because of the lower prices. Enex's financial strength is evidenced by the Company's debt-to-equity ratio of 6.9% and its current ratio of 2.14 to 1. Proved oil and gas reserves were added in 1994 which will enable the Company to take full advantage of future increases in oil and gas prices.

During 1994, a number of offers to purchase Enex were evaluated by staff members and the board of directors. While a mutually acceptable agreement was not successfully concluded, discussions with other interested parties to affect a stock acquisition or other business combination or joint venture have continued. The Company has also resumed its 50,000 share stock buyback program. Cash flow will be utilized, in 1995, to reduce the Company's debt obligations and acquire additional producing properties. The Company will increase the drilling of development locations on corporate and partnership properties. Enex continues to seek larger properties with future development potential as well as current cash flow. In order to achieve the Company's goal to become better recognized as an operating and development company, it is anticipated that the majority of the acquisitions will be operated by Enex.

Enex will continue to expand its reserve base and asset value by evaluating opportunities on a risk/reward basis. We will aggressively pursue only those alternatives that show the greatest potential with an acceptable level of risk. Maximizing shareholder value remains the most important part of our mission.















                                  II-6

Item 7.Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

Enex Resources Corporation:

We have audited the accompanying consolidated balance sheets of Enex Resources Corporation and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of Enex Resources Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enex Resources Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE, LLP



Houston, Texas
March 1, 1995

















                                 II-7
ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1994 AND 1993

ASSETS                                              1994             1993

CURRENT ASSETS:
  Cash and certificates of deposit             $    642,659     $    307,466
  Accounts receivable:
    Managed limited partnerships                  1,226,046        1,149,822
    Oil and gas sales                               631,115          538,906
    Joint owner                                     368,297          169,334
    Other accounts receivable                       829,390          892,540
  Notes receivable from managed limited
    partnerships                                     89,266          399,578
  Federal income tax receivable                     232,989              -
  Prepaid expenses and other current assets         257,386          122,169
  Deferred tax asset                                 99,501           88,364

Total current assets                              4,376,649        3,668,179

PROPERTY:
  Oil and gas properties (successful efforts
     accounting method)  Proved m
     and related equipment and facilities:
    Direct ownership                              7,598,999        6,200,355
    Derived from investment in managed
     limited partnerships                         8,549,929        7,630,619
  Furniture, fixtures and other (at cost)           327,364          294,429

Total property                                   16,476,292       14,125,403

Less accumulated depreciation,
  depletion and amortization                      6,444,108        5,573,004

Property, net                                    10,032,184        8,552,399

OTHER ASSETS:
  Receivable from managed limited
   partnerships for start-up costs                2,655,172        2,942,375
  Deferred tax asset                                149,252              -
  Deferred organization expenses and other           17,387           13,863

Total other assets                                2,821,811        2,956,238

TOTAL                                          $ 17,230,644     $ 15,176,816



See accompanying notes to consolidated financial statements.









                                    II-8


ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1994 AND 1993

LIABILITIES AND STOCKHOLDERS' EQUITY               1994            1993

CURRENT LIABILITIES:
   Accounts payable                           $  1,093,132    $     919,695
   Current portion of long-term debt               950,000          691,310
   Accrued federal income tax liability                -             47,893

Total current liabilities                        2,043,132        1,658,898

LONG-TERM DEBT:
  Note payable to a bank                           974,000          258,563

COMMITMENTS AND
   CONTINGENT LIABILITIES                              -                -

TOTAL LIABILITIES                                3,017,132        1,917,461

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,627,859 shares issued at December 31, 1994
    and 1,599,859 shares issued at December 31,     81,393           79,993
Additional paid-in capital                       9,814,617        9,630,749
Retained earnings                                6,040,573        5,248,778
Less cost of treasury stock;
 337,936 shares at December 31, 1994 and
 349,385 shares at December 31, 1993            (1,723,071)      (1,700,165)

TOTAL STOCKHOLDERS' EQUITY                      14,213,512       13,259,355

TOTAL                                         $ 17,230,644    $  15,176,816








See accompanying notes to consolidated financial statements.






                                      II-9





ENEX RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 1994

                                         1994            1993          1992

REVENUES:
Oil and gas sales                  $  5,566,340    $  5,246,339   $ 6,834,488
Gas plant sales                         393,055         358,285       318,795
Other revenues                          760,644         565,367       534,044
Interest income                          23,173          77,053       192,214

Total revenues                        6,743,212       6,247,044     7,879,541

EXPENSES:
General and administrative            1,738,507       1,590,128     1,648,404
Lease operating and other expenses    1,984,420       1,662,666     1,818,198
Gas purchases and
  plant operating expenses              430,789         259,950       241,814
Production taxes                        328,214         321,844       303,744
Depreciation, depletion and amort     1,487,141       1,375,191     1,575,952
Other expense                               -               -         654,477
Interest expense                        143,790          69,164       368,455

Total expenses                        6,112,861       5,278,943     6,611,044

Earnings before income taxes            630,351         968,101     1,268,497

INCOME TAX EXPENSE (CREDIT)
Current                                (260,736)        124,591       127,237
Deferred                               (160,389)        (88,364)          -

Net income tax expense (credit)        (421,125)         36,227       127,237

NET INCOME                         $  1,051,476    $    931,874   $ 1,141,260

PRIMARY EARNINGS PER SHARE         $       0.75    $       0.69   $      0.82

FULLY DILUTED EARNINGS PER SHARE   $       0.75    $       0.69   $      0.80













See accompanying notes to consolidated financial statements.

                                   II-10



ENEX RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 1994

                              Common Stock      Additional
                                                  Paid-in     Retained    Treasury
                            Shares    Amount      Capital     Earnings      Stock        Total
BALANCE January 1, 1992   1,794,140    89,706   10,421,099    3,601,126  (1,663,649)  12,448,282
Repurchase and retirement
  of common shares         (241,210)  (12,060)  (1,026,706)                           (1,038,766)

Exercise of stock opt        20,000     1,000      101,500                               102,500

Reissue 7,850 shares of
Treasury stock through SPP                           7,975                   37,288       45,263

Payment of $.15 per share
   cash dividend                                               (185,991)                (185,991)
Net income                                                    1,141,260                1,141,260

BALANCE,
 December 31, 1992        1,572,930    78,646    9,503,868    4,556,395  (1,626,361)  12,512,548

Repurchase and retirement
  of common shares           (5,071)     (253)     (45,140)                              (45,393)

Exercise of stock opt        32,000     1,600       98,150                                99,750

Tax benefit from exercise
  of stock options                                  53,611                                53,611

Reissue 8,565 shares of
Treasury stock through SPP                          20,260                   40,684       60,944

Purchase of 15,000 shares
  of Treasury stock                                                        (114,488)    (114,488)

Payment of $.19 per share
  cash dividend                                                (239,491)                (239,491)
Net income                                                      931,874                  931,874

BALANCE,
  December 31, 1993       1,599,859   $79,993   $9,630,749   $5,248,778  (1,700,165)  13,259,355

Exercise of stock options    28,000     1,400       89,850                                91,250

Reissue 30,610 shares of
Treasury stock through SPP                          94,018                  148,939      242,957

Purchase of 19,161 shares
  of Treasury stock                                                        (171,845)    (171,845)

Payment of $.20 per share
  cash dividend                                                (259,681)                (259,681)
Net income                                                    1,051,476                1,051,476

BALANCE,
  December 31, 1994       1,627,859   $81,393   $9,814,617   $6,040,573  (1,723,071)  14,213,512

See accompanying notes to consolidated financial statements.

                                    II-11
ENEX RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 1994

                                                  1994          1993           1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $ 1,051,476   $   931,874    $ 1,141,260
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation, depletion and amortization      1,487,141     1,375,191      1,575,952
  Other expense                                       -             -          654,477
  Increase in deferred tax asset                 (160,389)      (88,364)           -
  Noncash expense from stock purchase plan and    242,957        60,944         72,763
  Net gain on sale of property                     (2,812)       (4,513)       (70,614)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable     (250,032)       86,248        (34,043)
  (Increase) decrease in prepaid expenses and o  (152,847)      (59,339)        35,468
  Increase (decrease) in accounts payable         173,437        65,699       (824,410)
  Increase (decrease) in accrued liabilities      (47,893)      (82,226)        48,337

Net cash provided by operating activities       2,341,038     2,285,514      2,599,190

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                  45,392        26,627        113,780
   Property additions                          (2,995,400)   (2,413,418)    (1,155,371)
   (Increase) decrease in notes receivable from
       managed limited partnerships               310,312      (253,480)       151,981
   (Increase) decrease in temporary investments       -       3,784,949       (849,693)

Net cash provided (used) by investing activitie(2,639,696)    1,144,678     (1,739,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt            -      (3,435,564)       834,461
    Proceeds from issuance of long-term debt    2,805,583     1,215,690      2,973,046
    Repayment of long-term debt                (1,831,456)     (978,310)    (3,654,702)
    Purchase of treasury stock                   (171,845)     (114,488)             -
    Repurchase and retirement of capital stock        -         (45,393)    (1,038,766)
    Proceeds from exercise of stock options        91,250        99,750         75,000
    Payment of cash dividend                     (259,681)     (239,491)      (185,991)

Net cash provided (used) by financing activitie   633,851    (3,497,806)      (996,952)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                  335,193       (67,614)      (137,065)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                 307,466       375,080        512,145

CASH AND CASH EQUIVALENTS AT
END OF YEAR                                   $   642,659   $   307,466    $   375,080

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                   $   138,539   $    72,389    $   285,080
   Income taxes                                       -         140,344         10,000

See accompanying notes to consolidated financial statements.
                                         II-12

ENEX RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1994

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General - Enex Resources Corporation (the "Company") acquires interests in producing oil and gas properties and sponsors and manages oil and gas income limited partnerships. At December 31, 1994, the Company served as managing general partner for 45 publicly offered limited partnerships of Enex Program I Partners, L.P., Enex Oil & Gas Income Programs II, III, IV, V, VI, Enex Income and Retirement Fund, Enex 88-89 Income and Retirement Fund, and Enex 90-91 Income and Retirement Fund (collectively, the "Partnerships"). The Partnerships own $191 million, at cost, of proved oil and gas properties in which the Company has a 10% interest as the general partner in addition to its proportional interest as a limited partner which ranges from 3% to 52%. Accumulated depreciation and depletion for such oil and gas properties at December 31, 1994 totalled $167 million.

  In addition to Partnership activities, the Company owns interests in 378 productive oil and gas properties for its own account, and is the operator of 161 properties. The total properties managed for its own account and the Partnerships include interests in more than 12,000 producing wells in 14 states.

       Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Enex Securities Corporation and Gulf-Tex Maintenance Corporation and the Company's pro rata share of the assets, liabilities, revenues and expenses of the managed limited partnerships in which it participates as the general partner. All intercompany balances and transactions have been eliminated in consolidation.

  Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of all development wells are capitalized. The costs of unsuccessful exploratory wells are charged to earnings. Capitalized costs are amortized on the units-of-production method based on production and estimated total proved reserves. The Company has not capitalized any internal costs into property. A ceiling test is performed quarterly wherein total capitalized costs may not exceed future undiscounted net revenues on a Company-wide basis. The acquisition costs of unproved oil and gas properties are capitalized and periodically assessed for impairment on an individual property basis.

  Furniture, Fixtures and Other - The Company records expenditures for furniture and fixtures at cost. Expenditures for improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. The Company provides for depreciation of its furniture, fixtures and other equipment using the straight-line method over an estimated useful life not to exceed five years.

  Deferred Organization Expenses - The Company's pro rata share of the organization costs of the managed limited partnerships is being amortized on a straight-line basis over a five-year period.
                                II-13
  Commission Income - Through April 30, 1994, Enex Securities Corporation ("Securities") marketed interests in the Partnerships. Securities earned a commission of up to 10% of solicited subscriptions of which up to 8% was reallowed to soliciting dealers. Commission income was recognized upon the attainment of a $1 million level of subscriptions for Partnership interests and is presented in the accompanying consolidated financial statements net of reallowed commissions of approximately $92,000, $9,000, and $26,000 in 1994, 1993 and 1992, respectively. Net commission income is included in other revenues in the Consolidated Statements of Income.

  Income Per Common Share - Primary and fully diluted earnings per common share are based on the weighted average number of shares of common stock and common share equivalents outstanding during the year. Common share equivalents include common stock options. The weighted average number of shares used to compute primary and fully diluted earnings per common share was:

                     Primary Shares       Fully Diluted Shares

           1994         1,397,870              1,397,870

           1993         1,346,511              1,350,958

           1992         1,389,365              1,427,533

    Managed Limited Partnerships - The Company serves as the general partner to the Partnerships and also participates as a limited partner to the extent of limited partnership interests purchased directly by the Company.

    The Company is entitled as general partner to 10% of partnership production revenues less 10% of partnership expenses, other than the costs of acquiring partnership properties. In most instances, at such time as the limited partners receive distributions in total equal to their aggregate subscriptions, the Company is entitled to 15% of such net revenues. The Company recognizes its share of these net revenues as they are sold.

    If, after certain time periods, the aggregate purchase price of the interests in certain programs plus cumulative distributions to the limited partners does not equal limited partner subscriptions (the "Deficiency"), the general partner will forego its 10% share of such Program's net revenues. The foregone net revenues will be allocated to the limited partners until such time as no Deficiency exists. During 1993 and 1994, the general partner's 10% share of Program II net revenues, totaling $37,122 and $41,119, respectively, was allocated to the limited partners. Beginning May 1994, the general partner's 10% share of Program I net revenues, totaling $31,830, was allocated to the limited partners.

    In addition to the above, the Company is reimbursed for direct expenditures made on behalf of the partnership operations. Overhead billed to the managed limited partnerships, which is treated as a reduction in general and administrative expenses, was $2,240,194, $1,953,176, and $2,306,009 in 1994, 1993 and 1992, respectively.


                                   II-14

    Income Taxes - The Company uses the liability method to account for deferred income taxes, which focuses on the future tax return consequences of temporary differences in determining the deferred tax balances. Under this method, the deferred tax expense is calculated as the change in the deferred tax balance sheet accounts during the period. Temporary differences are measured at the balance sheet date and are valued in accordance with current tax laws. See Note 4 for more information.

    Cash Flows - The Company presents its cash flows using the indirect method and considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

    Reclassifications - Certain reclassifications have been made to the prior year balances to conform to current year presentation.


2.  COSTS REIMBURSABLE BY AND RECEIVABLE FROM
    MANAGED LIMITED PARTNERSHIPS

    During the start-up phase of partnership operations, certain general and administrative costs are incurred by the Company on behalf of the partnerships. These start-up costs are allocated to the newly formed partnerships with remaining unspent acquisition funds and are reimbursed to the Company over a period generally not to exceed five years. During 1992, the Company reduced the amount owed to it by the Partnerships by $424,477. This reduction was included in other expense in the Consolidated Statements of Income.


3.  DEBT

    The long-term debt at December 31, 1994 consisted of a $1,924,000 loan from a bank under a $5.925 million revolving line of credit collaterized by substantially all of the assets of the Company. The bank loan bore interest at an average rate of 8.16% in 1994. In 1995, the Company expects to repay $950,000 of the debt, which matures July 1996.

    The long-term debt at December 31, 1993 consisted of a $775,690 loan from a bank under a $4.925 million revolving line of credit and the Company's pro rata share of the long-term debt of managed limited partnerships of $174,183. The bank loan bore interest at an average rate of 6.75% in 1993, while the debt derived from the limited partnerships bore interest at an average rate of 6.49%.














                                  II-15

4.  INCOME TAXES

    Total income tax expense for 1994, 1993 and 1992 was different from the amount computed by applying the federal statutory income tax rate of 34% to earnings before income taxes for the following reasons:

                                    1994         1993        1992

Computed statutory tax expense   $ 214,319    $ 329,154   $ 431,289

Increase (reduction) in taxes
resulting from:
   Reduction in unrecognized
   deferred tax asset             (624,317)    (300,473)   (342,877)

   Utilization of Section 29
   tax credit                            -      (14,080)          -

   Other, net                      (11,127)      21,626      38,825

Actual income tax expense
  (credit)                       $(421,125)   $  36,227   $ 127,237

   The components of income tax expense (credit) are as follows:

                                    1994         1993        1992

Income taxes currently
  payable (receivable)           $(260,736)   $ 124,591   $ 127,237

Deferred income tax (credit)      (160,389)     (88,364)          -

Income tax expense (credit)      $(421,125)   $  36,227   $ 127,237

       The Company adopted Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes" effective January 1, 1993.
       This Statement supersedes SFAS No. 96, "Accounting for Income Taxes" which was adopted by the Company in 1988. The adoption of SFAS No. 109 had no impact at January 1, 1993 because of a 100% valuation allowance at that time. For the years ended December 31, 1994 and 1993, the adoption of SFAS No. 109 increased net income by $160,389 and $88,364, respectively.















                                     II-16


       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1994 and 1993 were as follows:

                                  December 31, 1994      December 31, 1993

Difference between tax and book
net property basis                   $     27,591           $    69,931

Difference between basis in
managed limited partnerships for
financial reporting purposes and
income tax purposes                     4,554,981           $ 5,114,385

Intangible drilling costs which
remain capitalized for financial
reporting purposes which were
deducted for federal income tax
purposes                                  (53,836)              (11,040)

Net operating loss carryforward
(expires 2009)                            293,772                     -

Timing difference from lawsuit
contingency                               (45,281)               88,364

Other, net                                      -                (4,711)

Gross deferred tax asset                4,777,227             5,256,929

Valuation allowance                    (4,528,474)           (5,168,565)

Net deferred tax asset recognized    $    248,753           $    88,364



       The valuation allowance reserves the net deferred tax asset due to uncertainties inherent in the oil and gas market.
















                                     II-17
5.     NOTES RECEIVABLE FROM MANAGED LIMITED PARTNERSHIPS

       In 1993, five managed limited partnerships borrowed a total of $438,168 from the Company to repay bank debt and finance workover costs. The Company receives monthly principal payments from the partnerships on the resulting demand notes plus interest at the Company's borrowing rate of prime plus three-fourths of one percent (9.25% and 6.75% as of December 31, 1994 and 1993, respectively) on the unpaid principal. Principal payments of $126,410 were received during 1993. At December 31, 1993, the total outstanding principal balance of the notes was $311,758. In 1994, an additional $99,853 was borrowed by three limited partnerships to finance workover costs. Principal payments of $322,345 were received during 1994. At December 31, 1994, the total outstanding principal balance of the notes was $89,266.

       On August 8, 1991, in conjunction with the EAC Acquisition, the Company acquired notes receivable from certain partnerships. The notes, which accrue interest at prime plus three-fourths of one percent, were recorded at their discounted realizable value. The discounted realizable value of the notes was fully repaid in 1993.

       On December 3, 1990, a managed limited partnership borrowed $191,577 from the Company in order to finance workover costs. The Company received monthly principal payments from the partnership on the resulting demand note plus interest at the Company's borrowing rate of prime plus three-fourths of one percent on the unpaid principal. At December 31, 1993, the outstanding principal balance was $87,820. The note was completely repaid in 1994.

6.     COMMON STOCK OPTIONS

       The Company has an incentive stock option plan and a nonqualified stock option plan, which authorize the issuance of options to purchase up to 362,000 shares of common stock to directors, officers and key employees. The Company has also granted options not covered by a plan. The options expire at various dates through 2003 and are exercisable at prices ranging from $3 - $8 per share. The exercise price of any options granted may not be less than the fair market value of the Company's stock at the date of the grant. The following table summarizes the Company's stock option activity:

                             1994                 1993              1992
                       Number      Average  Number    Average  Number  Average
                       of shares     Price  of shares   price  of shares price

Outstanding, beginning
  of year               237,000   $   4.52   214,000  $  3.42  234,000 $  3.45

Granted                       -          -    55,000     8.00        -       -
Exercised               (28,000)      3.26   (32,000)    3.12  (20,000)   3.75

Outstanding, end of
year                    209,000   $   4.69   237,000  $  4.52  214,000 $  3.42

Exercisable at end
of year                 209,000   $   4.69   182,000  $  4.68  159,000 $  3.22


                                     II-18
       On May 19, 1992, the Company's shareholders approved the Enex Resources Corporation Employee Stock Purchase Program (the "SPP"). All full-time employees, officers and directors are eligible for participation in the SPP, which provides for the monthly contribution of shares of the Company's common stock equal to 50% of a participant's open market purchases of the Company's common stock for the preceding month (the "Stock Contribution"). The Stock Contribution is limited to a maximum of 2,500 shares per participant per SPP year. Each Stock Contribution, although immediately vested, is held in escrow for a six month holding period prior to its distribution to the participant. During 1994, 1993 and 1992, 30,610, 8,565 and 7,850 shares, respectively, were contributed to participants in the SPP. At December 31, 1994, 3,750 of these shares were held in escrow. The Company recognized an expense of $242,957, $60,944 and $72,763 from the SPP in 1994,
       1993 and 1992, respectively.

7.     LEASE COMMITMENTS

       The Company is the lessee under noncancelable operating leases for office space and equipment. The following is a schedule of the Company's remaining future rental requirements under the leases as of December 31, 1994:

                  1995               $ 210,808
                  1996                  21,108
                  1997                  17,314
                  1998                  12,960



            Total payments required  $ 262,190





   Rent expense for all operating leases was $254,004, $265,666 and $264,841 for the years ended December 31, 1994, 1993 and 1992, respectively.

8. STOCK REPURCHASE

   In June 1992 the Company repurchased 233,428 shares of the Company's outstanding common stock from Hammer Investments, Limited and a director of Hammer Investments. Eighty percent of the total repurchase cost of $992,069 was financed by the sellers of the stock. The loan, which bore interest at prime plus 1%, was fully repaid on September 15, 1992.

9. COMMITMENTS AND CONTINGENT LIABILITIES

   The Company is committed to offer to repurchase the limited partners' interests in its managed limited partnerships formed under the Programs (except for Programs I,V and VI) at annual intervals. The purchase price is based primarily on reserve reports prepared by independent petroleum engineers, reduced by a risk factor. Generally, for the first three annual purchase offers after the formation of a partnership, the Company's annual repurchase obligation is limited to the lesser of 10% to 25% of initial partnership subscriptions or $1,000,000 per partnership. During 1994, 1993 and 1992, the Company paid cash to repurchase limited partner interests as follows:

                                     1994           1993          1992

   Program I                   $   750,019     $   469,369   $   133,021

   Program II                      130,441          88,710        30,115

   Program III                      66,061          70,901        40,280

   Program IV                       98,351          17,899        34,694

   Program V                        63,730          58,424        38,599

   Program VI                        7,222               -             -

   Income and Retirement Fund       73,264          11,044         7,990

   88-89 Income and Retirement
   Fund                             43,022           2,014         7,492

   90-91 Income and Retirement
   Fund                             39,267           3,848        35,500

   TOTAL                       $ 1,271,377     $   722,209   $   327,691

   As general partner, the Company is contingently liable for all debts and actions of the managed limited partnerships. However, in management's opinion, the existing assets of the limited partnerships are sufficient to satisfy any such partnership indebtedness.

   The Company has an employment agreement with its founder and President, Gerald B. Eckley. The agreement, which was amended on May 19, 1992, provides that Mr. Eckley will be paid a minimum salary of $240,000 per year for a five year term. As long as Mr. Eckley is employed by the Company, the agreement will be automatically extended every May 19th for an additional year. The agreement provides for compensation continuation benefits in the event of Mr. Eckley's death or disability. If Mr. Eckley terminates the agreement following a change of control of the Company or because of a breach of the material provisions of the agreement or because performance of his duties becomes hazardous to his health, he will remain entitled to the full base compensation then in effect as severance pay until the normal expiration of the agreement.

10. LITIGATION SETTLEMENTS

   The Company and one of its managed limited partnerships, Enex Program I Partners, L.P. ("Program I"), in which the Company owns general and limited partnership interests, were named as parties to a lawsuit filed by Texas Crude, Inc. ("Texas Crude"). Texas Crude sought to recover legal and other fees totaling $600,000.
   In August 1993, a judgement was granted in favor of Texas Crude for $414,203, plus interest by the 101st Judicial District Court of Texas. During the third quarter of 1993 Program I accrued a liability for $504,350 related to this judgement, of which $243,274 was the Company's share.

   The Company appealed the verdict and filed a counterclaim for funds that were wrongfully withheld by Texas Crude. In December 1994, the Fifth District Court of Appeals reversed the judgement of the trial court and rendered judgement in favor of the Company and Program I. Program I will recover $163,019 plus interest. Accordingly, the contingent liability, initially recognized in 1993, was reversed in December 1994 and Program I established a receivable for $254,588, of which the Company's share is $133,180.

   On August 25, 1992, the Company entered into an agreement to settle a lawsuit brought by the Company against Lone Star Gas Company ("Lone Star"). The lawsuit was a result of certain disputes that arose from a contract between the Company and Lone Star concerning the purchase and sale of gas from wells owned by the Company in Webb County, Texas. Under the terms of the settlement, the Company received $1.5 million in three $500,000 installments, with the final installment received on October 15, 1992.

   On December 9, 1992, the Company entered into an agreement to settle a lawsuit brought by the Company on behalf of Program I against Southern Natural Gas Company and Grace Petroleum Corporation. The lawsuit was a result of certain take-or-pay contract claims concerning the purchase and sale of gas from wells owned by Program I in Monroe County, Mississippi. Under the terms of the settlement agreement, Program I received $2.0 million in December 1992. The proceeds were used to retire Partnership debt. The Company recognized revenue of $840,715 from the settlement through its ownership of general and limited partner interests in Program I.

ENEX RESOURCES CORPORATION

SUPPLEMENTARY OIL AND GAS INFORMATION




Costs Incurred

The following costs were incurred in connection with the Company's oil and gas activities for the years ended December 31:


                                        1994          1993           1992

Acquisition of proved mineral
interests and related equipment
and  facilities                     $ 2,415,803  $ 2,000,625   $    921,954

Development costs                       546,662      354,313        200,549




Capitalized Costs

The following presents the Company's capitalized costs at December 31, relating to its oil and gas activities:

                                                      1994           1993

Proved mineral interests and
   related equipment and facilities             $ 16,148,928  $  13,830,974

Accumulated depreciation,
depletion and amortization                         6,180,287      5,329,556

Proved Oil and Gas Reserves Quantities  (Unaudited)


The following presents an estimate of the Company's proved oil and gas reserve quantities. Oil reserves are stated in barrels and natural gas reserves in thousand cubic feet ("Mcf"). All of the Company's reserves are located within the United States.

                                                      Oil        Natural Gas
PROVED DEVELOPED AND UNDEVELOPED RESERVES:         (Barrels)        (Mcf)

January 1, 1992                                     549,853       8,250,814

     Revisions of previous estimates                 56,537         510,754
     Purchases of minerals in place                 306,511         294,783
     Sales of minerals in place                      (1,744)            -
     Production                                    (145,860)     (1,265,814)

December 31, 1992                                   765,297       7,790,537

     Revisions of previous estimates                (78,008)      1,281,240
     Purchases of minerals in place                 107,164       2,775,978
     Sales of minerals in place                      (3,623)           (413)
     Production                                    (157,440)     (1,285,512)

December 31, 1993                                   633,390      10,561,830

     Revisions of previous estimates                129,402      (1,076,124)
     Purchases of minerals in place                 408,039       1,280,441
     Sales of minerals in place                      (8,123)        (28,234)
     Production                                    (191,499)     (1,407,432)

December 31, 1994                                   971,209       9,330,481


PROVED DEVELOPED RESERVES:

December 31, 1992                                   761,047       7,489,298

December 31, 1993                                   630,987      10,393,884

December 31, 1994                                   877,659       9,174,506













                                     II-23
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves at December 31, 1994, 1993 and 1992 (Unaudited)

The following presents the Company's standardized measure of discounted future net cash flows as of December 31:

                                         1994            1993           1992

Future cash inflows                $  30,767,733    $31,790,790   $27,821,797
Future production & development
cost                                 (13,163,073)   (11,854,142)  (10,813,697)

Future net cash flows before income   17,604,660     19,936,648    17,008,100

10% annual discount                   (6,411,638)    (7,991,008)   (6,564,102)
Discounted future net cash flows
    before income taxes               11,193,022     11,945,640    10,443,998
Future income taxes, net of 10%
    annual discount                     (758,358)    (1,227,681)   (1,164,211)

Standardized measure of future
   discounted net cash flows of
   proved oil and gas reserves     $  10,434,664    $10,717,959   $ 9,279,787


The future net cash flows were computed using year-end prices and costs and year-end statutory tax rates that relate to proved oil and gas reserves in which the Company has an interest.


The following presents the principal sources of change in the standardized measure of discounted future net cash flows during 1994, 1993 and 1992:

                                         1994            1993           1992

Sales and transfers of oil and gas
   produced, net of production
   costs                          $  (3,266,885)   $(3,261,829)   $(2,784,822)
Net changes in prices and
production costs                     (1,897,397)       265,663       (497,484)
Purchases of minerals in place        3,013,306      2,590,014      1,863,984
Sales of minerals in place              (95,769)       (12,196)        (6,743)
Revisions of previous quantity
estimates                              (209,215)       704,128        731,084
Accretion of discount                 1,194,564      1,044,400      1,043,094
Net change in income taxes              469,323        (63,470)      (126,678)
Changes in production rates
(timing) and other                      508,778        171,462       (336,057)

Change in standardized measure of
 discounted future net cash flows $    (283,295)   $ 1,438,172    $  (113,622)





                                     II-24



   In addition to the above presented oil and gas reserves, the Company also has interests in certain gas processing plants and gas gathering systems. The total estimated future production of plant products is 226,839 barrels. The discounted future net cash flows (net of estimated future income taxes) relating to the Company's interests in these facilities are estimated to be approximately $515,977.

   This valuation procedure does not purport to represent the fair market value of the Company's oil and gas properties. An estimate of fair market value would also take into account, among other factors, anticipated changes in future prices of oil and gas and related development and production costs and the likelihood of future recoveries of oil and gas quantities different from the current estimate of proved reserves.










































                                   II-25


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


     Not applicable




















































                                    II-26
                                   Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act




     The Company's sole General Partner is Enex Resources Corporation, a Colorado corporation. The Company has no Directors or executive officers. The Directors of Enex are:

     Gerald B. Eckley. Mr. Eckley, age 68, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972-1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro-Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

     William C. Hooper, Jr. Mr. Hooper, age 57, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

     Stuart Strasner.  Mr. Strasner, age 65, was a Director of the
General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.

     Martin J. Freedman. Mr. Freedman, age 70, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner of MJF Energy which has an interest in several gas pipelines and gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club. He was an officer and Director and/or founder of several former private and public companies, among which were Valex Petroleum and Kissinger Drilling and Exploration. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

     James Thomas Shorney. Mr. Shorney, age 69, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 41, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services.
From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978 and is a member of the State Bar of Georgia.


     Robert E. Densford. Mr. Densford, age 37, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President-Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     The other executive officers of Enex are:

     Jesse Q. Ozbolt. Mr. Ozbolt, age 53, was appointed Vice President-Engineering of the General Partner on March 31, 1984 and Vice President-Engineering and Operations on July 1, 1985. He joined the General Partner in March 1982 as Manager of Engineering and Acquisitions. Prior thereto, he was Manager of Houston operations of Core Laboratories, Inc., a Dallas-based engineering and consulting organization. From October 1978 through May 1981, he was Chief Petroleum Engineer and Vice President at First City National Bank of Houston. From May 1973 to October 1978, he was Manager of Engineering of the Exploration and Production Division of Texas Eastern Corporation. From 1969 to 1973, he was Senior Project Engineer in the Production Department of Exxon Company, U.S.A. Mr. Ozbolt holds a B.S. degree in Civil Engineering, Magna Cum Laude, from Duke University.

     James A. Klein. Mr. Klein, age 32, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting
(1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.




Item 10.  Executive Compensation


     There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended December 31, 1994, of those persons who were (i) the chief executive officer and (ii) the other executive officers of the Company (the "Named Officers") who earned at least $100,000 during such fiscal year:


                          SUMMARY COMPENSATION TABLE

                          Annual Compensation        Long-Term Compensation
                                                    Awards     Payouts
                                                    Shares
Name and                                          Underlying   All Other
Principal Position Year  Salary        Bonus       Options    Compensation (1)

Gerald B. Eckley   1994 $ 240,000   $  36,000        -0-        $  4,000

President, Chief   1993 $ 240,000   $  52,800       10,000      $ 17,000

Executive Officer  1992 $ 180,000   $ 180,000        -0-        $ 11,313


Robert E. Densford 1994 $ 112,000   $  16,800        -0-        $ 19,500

Vice President -   1993 $ 112,000   $  24,640       10,000      $ 17,000

Finance,Secretary
and Treasurer      1992 $ 112,000   $  22,400        -0-        $ 10,813



Jesse Q. Ozbolt    1994 $ 106,000   $  15,900        -0-        $  -0-

Vice President -   1993 $ 106,000   $  23,320        5,000      $  -0-

Engineering
and Operations     1992 $ 106,000   $  21,299        -0-        $  -0-


(1) The Company's Employee Stock Purchase Program (the "Program"), in which all officers, directors and full-time employees are eligible to participate, provides for the monthly contribution of shares of the company's common stock equal to 50% of a participant's open market purchases of the Company's common stock for the preceding month (the "Stock Contribution"). The Stock Contribution, on which dividends are paid, is limited to a maximum of 2,500 shares per participant per Program year. Each Stock Contribution, although immediately vested, is held in escrow for a six month holding period prior to its distribution to the participant, and will be forfeited if the participant ceases to be an employee or director of the Company for any reason other than retirement, death or disability. The values shown in the table represent 500 shares contributed to Mr. Eckley and 2,500 shares contributed to Mr. Densford during 1994. No Named Officer held any other unvested restricted stock at December 31, 1994.

Option Grants

     No options were granted under the Company's 1984 Incentive Stock Option Plan or the 1991 Non-Qualified Stock Option Plan during 1994.

Option Exercises and Year-End Values

     Shown below is information concerning the exercise and year-end values of the options to purchase the Company's common stock granted in prior years for the Named Officers and held by them at December 31, 1994;

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUE

                                   Number of                Value of
                                   Shares Underlying        Unexercised
                                   Unexercised              In-the-Money
                                   Options at               Options at
                                   December 31, 1994        December 31, 1994
                   Number of
                   Shares Acquired  Value
Name               on Exercise      Realized(1) Exercisable Unexercisable Exercisable Unexercisable(1)
Gerald B. Eckley                                   70,000         -        $ 335,000       $ -0-

Robert E. Densford                                 40,000         -        $ 172,500       $ -0-

Jesse Q. Ozbolt                                    22,500         -        $ 102,500       $ -0-

(1) The dollar values are calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at fiscal year-end.

Compensation of Directors

     During 1994, each non-employee director received $1,200 as compensation for each meeting which he attended in person and $1,800 per calendar quarter. Under the terms of the Employee Stock Purchase Program described above, 2,500 shares (having values of $20,625 calculated on the applicable contribution dates) were contributed by the Company to Mr. Freedman in 1994. At December 31, 1994 all of these shares had been distributed.

Employment Agreement

     The employment agreement between the Company and its founder and president, Gerald B. Eckley, provides for a minimum salary of $200,000 per year for a five-year term beginning May 19, 1992. Salary increases are at the discretion of the board. Mr. Eckley's base salary was $240,000 in 1994. So long as Mr. Eckley is employed by the company, the agreement will be automatically extended for an additional year every May 19 unless Mr. Eckley or the board elects to terminate the automatic extension feature. The agreement provides for compensation continuation benefits in the event of Mr. Eckley's death or disability. If Mr. Eckley terminates the agreement following a change of control of the Company, for a breach of the material provisions of the agreement or because performance of his duties becomes hazardous to his health, he will remain entitled to the full base compensation then in effect, as severance pay, until the expiration of the agreement.


Item 11.  Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth, as of March 15, 1995 the ownership of the Company's common stock held by (i) each person who owns of record or who is known by the Company to own beneficially more than 5% of such stock,
(ii) each of the directors and nominees for election as directors of the Company, (iii) each of the executive officers of the Company named in the Summary Compensation Table below, and (iv) all of the Company's directors and executive officers as a group. As of such date, the Company had 1,336,048 shares of common stock issued and outstanding. The number of shares and the percentage of the class beneficially owned by the persons named in the table and by all directors and executive officers as a group is presented in accordance with Rule 13d-3 of the Securities and Exchange Commission and includes, in addition to shares actually issued and outstanding, unissued shares which are subject to issuance upon exercise of options within 60 days. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all securities listed.

                                                     Number
                                                    of Shares
                                                   Beneficially     Percent
Names and Addresses of Beneficial Owners               Owned       of Class

FMR Corp.
82 Devonshire Street
Boston, Ma 02109 . . . . . . . . . . . .            144,300 (1)      10.80%


Franklin/Templeton
Group of Funds
777 Mariners Island Blvd.
San Mateo, CA 94404 . . . . . . . . . . .           100,000 (2)       7.50%


Directors and Executive Officers (3)

Gerald B. Eckley . . . . . . . . . . . .            276,500          19.67%


Robert D. Carl, III . . . . . . . . . . .            60,000           4.47%


Robert E. Densford . . . . . . . . . . .             67,960           4.94%


William C. Hooper, Jr. . . . . . . . . .              8,000            .60%


Martin J. Freedman . . . . . . . . . . .             37,500           2.80%


James Thomas Shorney . . . . . . . . . .              5,000            .37%


Stuart Strasner. . . . . . . . . . . . .              5,000            .37%


Jesse Q. Ozbolt . . . . . . . . . . . . .            25,700           1.89%


Directors and Executive Officers as a
group (9 Persons)                                   509,960          33.68%



(1) FMR Corp. ("FMR") is a holding company one of whose principal assets is the capital stock of Fidelity Management and Research Company ("Fidelity"), the investment advisor to a large number of investment companies (the "Fidelity Funds"), including the Fidelity Low-Priced Stock Fund, which owns the shares shown in the table. FMR, through its control of Fidelity, and the Chairman of FMR each has sole power to dispose of such shares. Neither FMR nor its principal shareholder has the sole power to vote of direct the voting of such shares, which power resides with the Fidelity Funds' Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds' Board of Trustees.

(2) Franklin Resources, Inc. ("FRI"), a holding company whose subsidiaries include a bank, broker-dealers, and the investment advisors to a large number of investment companies (the "Franklin/Templeton Funds"), has reported that the above shares are held for the benefit of the Franklin Balance Sheet Investment Fund ("FBSIF"), which has the right to receive dividends on and the proceeds from the sale of such shares. FRI has reported that it has the sole power to vote, and shares with Franklin Advisors, Inc. (the investment advisor to FBSIF) the power to dispose of, such shares.

(3) 800 Rockmead, Three Kingwood Place, Suite 200, Kingwood, TX 77339 is the address for all directors and executive officers. Actual ownership of outstanding shares, excluding unissued shares subject to options is as follows: Mr. Eckley - 206,500 shares, 15.46%; Mr. Carl - 55,000 shares, 4.12%; Mr. Densford - 27,960 shares, 2.09%;
     Mr. Freedman - 32,500 shares, 2.43%; Mr. Ozbolt - 3,200 shares, .24%; all directors and executive officers as a group - 331,960 shares, 24.85%.

Board of Directors and Committees

     The Company's Board of Directors held 8 Meetings in 1994. Of the incumbent directors, none attended fewer than 75% of the aggregate number of Meetings of the Board of Directors and the Committees on which they serve that were held during the period that they served.

     The functions of the Company's Audit Committee, currently consisting of Messrs. Hooper, Strasner and Carl, include recommending the engagement and discharge of the independent auditors, directing and supervising special investigations, reviewing with the independent auditors the plan and results of the Company's procedures for internal auditing, approving each professional service provided by the independent auditors, considering the range of audit and nonaudit fees and reviewing the adequacy of the Company's system of internal accounting controls. The Audit Committee held 3 meetings in 1994.

     The functions of the Company's Compensation and Options Committee, currently consisting of Messrs. Hooper, Freedman and Shorney, are to review and determine salaries for officers and certain key employees, to administer the Company's 1984 incentive stock option plan, the 1991 Non-Qualified Stock Option Plan and to review and determine the officers and employees to whom stock options should be granted, the number of shares to be optioned and the option price to be paid, and to review and determine bonuses and other special awards of employee compensation and benefits. The Compensation and Option Committee held 3 meetings in 1994.

     Section 162(m) of the Internal Revenue Code generally limits the annual corporate tax deduction for compensation paid to executive officers named in the Summary Compensation Table below to $1 million, unless certain requirements are met. The Compensation and Options Committee has determined that it is not necessary to modify any currently existing compensation arrangements or incentive plans because all compensation paid to executive officers under existing arrangements and plans would either be less than the deductibility limit or exempted under the transition provisions provided in the Regulations. The Committee intends to monitor the Company's compensation and benefit plans to insure that the Company's corporate tax deduction is maximized without limiting the Company's flexibility to attract and retain qualified executives to manage the Company.

     The Company currently has no executive committee or standing nominating committee.

     The Company's directors are not personally liable for monetary damages to the Company or to its stockholders in instances in which directors have unintentionally breached their fiduciary duty to the Company. Thus, the Company or its stockholders do not have the right to bring an action for damages against a director in cases involving an error in judgement or otherwise arising from the director's failure to exercise due care in carrying out his responsibilities as a director, unless the director's conduct involved a breach of the director's duty of loyalty to the Company, was not taken in good faith, provided an improper persona benefit to the director or involved the payment of an unlawful dividend, stock repurchase or stock redemption.


Item 12.    Certain Relationships and Related Transactions


            Not Applicable


Item 13.    Exhibits and Reports on Form 8-K                     Sequential
                                                                   Page No.


(a)         Exhibits

            (3) (a) Certificate of Incorporation of the
                    Company as currently in effect.
                    Incorporated by reference to the
                    Registrant's Current Report on Form 8-
                    K dated June 30, 1992 where the same
                    appeared as Exhibit 2.

                (b) By-Laws of the Company as currently in
                    effect.  Incorporated by reference to
                    the Registrant's Current Report on
                    Form 8-K,  dated June 30, 1992, where
                    the same appeared as Exhibit 3.

            (4) (a) Articles Four, Six, Seven, Fourteen,
                    Fifteen, Seventeen and Twenty of the
                    Company's Certificate of Incorporation
                    and Article II of the Company's By-
                    Laws.  See Exhibits 3(a) and 3(b).

                (b) Form of Rights Agreement dated as of
                    September 4, 1990 between the
                    Company's predecessor-in-interest,
                    Enex Resources Corporation, a Colorado
                    corporation (the "Predecessor") and
                    American Securities Transfer,
                    Incorporated, as Rights Agent, which
                    includes as exhibits thereto the Form
                    of Rights Certificate and the Summary
                    of Rights to Purchase Common Stock.
                    Incorporated by reference to the
                    Predecessor's Current Report on Form
                    8-K, dated as of September 4, 1990,
                    where the same appeared as Exhibit 4.

            (9)     Not Applicable

           (10)    (a) Employment Agreement between
                       the Company and Gerald B.
                       Eckley, as amended May 19,
                       1992.  Incorporated by
                       reference to the Predecessor's
                       Current Report on Form 8-K
                       dated May 19, 1992, where the
                       same appeared as Exhibit 2.

                   (b) Enex Employees Stock Purchase Program.
                       Incorporated by reference to the
                       Registration Statement on Form S-8 in
                       Registration Statement No. 33-48644
                       filed with the Securities and Exchange
                       Commission on March 22, 1993, where
                       the same appeared as Exhibit 4.

                   (c) 1991 Non-qualified Stock Option Award
                       Program.  Incorporated by reference to
                       the Registration Statement on Form S-8
                       in Registration Statement No. 33-60086
                       filed with the Securities and Exchange
                       Commission on March 22, 1993, where
                       the same appeared as Exhibit 4.

                   (d) 1990 Non-qualified Stock Option Plan.
                       Incorporated by reference to the
                       Registration Statement on Form S-8 in
                       Registration Statement No. 33-60084
                       filed with the Securities and Exchange
                       Commission on    March 22, 1993, where
                       the same appeared as Exhibit 4.

                   (e) 1984 Incentive Stock Option Plan and
                       1979 Employees Non-qualified Stock
                       Option Plan.  Incorporated by
                       reference to the Registration
                       Statement on Form  S-8 in Registration
                       Statement No. 2-93688 filed with the
                       Securities and Exchange Commission on
                       July 1, 1992, where the same appeared
                       as Exhibits 4(a) and 4(b).

           (11)        Statement re:  computation of per share earnings

           (13)        Not Applicable

           (18)        Not Applicable

           (19)        Not Applicable

           (22)        Subsidiaries of Registrant.
                       Incorporated by reference to Annual
                       Report Form 10-K filed with the
                       Securities and Exchange Commission on
                       March 16, 1992.

           (23)        Consent of Independent Auditor

           (24)        Not Applicable

           (25)        Not Applicable

           (28)        Not Applicable

           (29)        Not Applicable


(b)        Reports on Form 8-K

           No current report on Form 8-K was filed by the Company during the last quarter of the period covered by this report.
                                SIGNATURES


     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              ENEX RESOURCES CORPORATION




March 17, 1995                By:  /s/ G. B. Eckley
                                       G. B. Eckley, President


     In accordance with the Exchange Act, this report has been signed below on March 17, 1995, by the following persons in the capacities indicated.


ENEX RESOURCES CORPORATION


By:     /s/ G. B. Eckley                       President, Chief Executive
            G. B. Eckley                       Officer and Director

        /s/ R. E. Densford                     Vice President, Secretary,
            R. E. Densford                     Treasurer, Chief Financial
                                               Officer and Director

       /s/  James A. Klein                     Controller and Chief Accounting
            James A. Klein                     Officer






















                                   S-1