Form 10QSB
period 1995-03-31
ENEX RESOURCES CORP
filed 1995-05-12
CIK 314864

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                       Commission file number 0-9378

                        ENEX RESOURCES CORPORATION
     (Exact name of small business issuer as specified in its charter)

                       Delaware                     93-0747806
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                      Suite 200, Three Kingwood Place
                          Kingwood, Texas  77339
                 (Address of principal executive offices)


                Issuer's telephone number   (713) 358-8401


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes x      No

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                          Outstanding at May 10, 1995

    Common Stock, $.05 par value                       1,325,723
                                PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                               MARCH 31,       DECEMBER 31,
ASSETS                                            1995               1994
                                              (Unaudited)
CURRENT ASSETS:
  Cash and certificates of deposit          $      391,689     $      642,659
  Accounts receivable:
    Managed limited partnerships                 1,156,624          1,226,046
    Oil and gas sales                              648,520            631,115
    Joint owner                                    439,672            368,297
   Other accounts receivable                       875,160            829,390
  Notes receivable from managed limited
    partnerships                                    64,312             89,266
  Federal income tax receivable                    228,898            232,989
  Prepaid expenses & other current assets          299,770            257,386
  Deferred tax asset - current portion              56,268             99,501

Total current assets                             4,160,913          4,376,649

PROPERTY:
  Oil & gas properties (Successful efforts
     accounting method)  Proved m
     interests and related equipment & facilities:
    Direct ownership                             7,676,799          7,598,999
    Derived from investment in managed
     limited partnerships                        8,613,482          8,549,929
  Furniture, fixtures and other (at cost)          329,209            327,364

Total property                                  16,619,490         16,476,292

Less accumulated depreciation,
  depletion and amortization                     6,659,934          6,444,108

Property, net                                    9,959,556         10,032,184

OTHER ASSETS
  Receivable from managed limited
   partnerships for start-up costs               2,794,068          2,655,172
  Deferred tax asset                               264,369            149,252
  Deferred organization expenses and other          14,423             17,387

Total other assets                               3,072,860          2,821,811

TOTAL                                       $   17,193,329     $   17,230,644

See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                MARCH 31,      DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY              1995              1994
                                               (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                          $     479,376    $     1,093,132
   Current portion of long-term debt               950,000            950,000

Total current liabilities                        1,429,376          2,043,132

LONG-TERM DEBT:
  Note payable derived from investment in
    a managed limited partnership                1,134,000            974,000

COMMITMENTS AND
CONTINGENT LIABILITIES

TOTAL LIABILITIES                                2,563,376          3,017,132

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   $5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,640,859 shares issued at March 31, 1995 and
    1,627,859 shares issued at December 31, 19      82,043             81,393
Additional paid-in capital                       9,937,567          9,814,617
Retained earnings                                6,217,014          6,040,573
Less cost of treasury stock;
 315,136 shares at March 31, 1995 and
 337,936 shares at December 31, 1994            (1,606,671)        (1,723,071)

TOTAL STOCKHOLDERS' EQUITY                      14,629,953         14,213,512

TOTAL                                        $  17,193,329    $    17,230,644



See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

(UNAUDITED)
                                                         THREE MONTHS ENDED
                                                   March 31,         March 31,
                                                     1995              1994

REVENUES:
Oil and gas sales                               $  1,300,516     $  1,341,591
Gas plant sales                                       93,553           94,387
Other revenues                                        24,920           86,927
Interest income                                       15,370           13,228

   Total revenues                                  1,434,359        1,536,133

EXPENSES:
  General and administrative                         281,462          372,072
  Lease operating and other expenses                 454,314          448,886
  Gas purchases and plant operating expenses          67,381           90,543
  Production taxes                                    82,487           71,463
  Depreciation, depletion and amortization           392,634          375,896
  Interest expense                                    51,524           16,233

Total expenses                                     1,329,802        1,375,093

Earnings before other income
  and income taxes                                   104,557          161,040

INCOME TAX CREDIT:
   Deferred                                          (71,884)         (40,359)

NET INCOME                                      $    176,441     $    201,399

PRIMARY EARNINGS PER SHARE                      $       0.13     $       0.15

FULLY DILUTED EARNINGS PER SHARE                $       0.13     $       0.15




See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

(UNAUDITED)                                         THREE   MONTHS ENDED

                                                MARCH 31,            MARCH 31,
                                                  1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $     176,441        $    201,399
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation, depletion and amortization        392,634             375,896
  Increase in deferred tax asset                  (71,884)            (40,359)
  Noncash expense from stock purchase plan        201,000              79,519

  Changes in assets and liabilities:
  (Increase) in accounts receivable              (199,933)           (379,472)
  (Increase) decrease in prepaid expenses &
    other assets                                  (42,433)             51,247
  Increase (decrease) in accounts payable        (613,756)            167,281

Net cash provided (used) by operating
  activities                                     (157,931)            455,511

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                            (316,993)         (1,151,342)
   Increase in payable for oil & gas property         -               533,107
   Issuance of notes receivable to managed LP's       -               (42,016)
   Receipt of payment on notes receivable from
     managed limited partnerships                  24,954             190,928

Net cash used by investing activities            (292,039)           (469,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt      260,000             240,000
    Repayment of long-term debt                  (100,000)           (221,848)
    Proceeds from exercise of stock options        39,000              54,000
    Purchase of treasury stock                        -               (25,125)

Net cash provided by financing activities         199,000              47,027

NET INCREASE (DECREASE) IN CASH                  (250,970)             33,215

CASH AT BEGINNING OF YEAR                         642,659             307,466

CASH AT END OF QUARTER                      $     391,689        $    340,681




See accompanying notes to financial statements.

ENEX RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1995


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General - Enex Resources Corporation (the "Company") acquires interests in producing oil and gas properties and sponsors and manages investment limited partnerships. At March 31, 1995, the Company served as managing general partner for the 45 publicly offered limited partnerships of Enex Program I Partners, L.P., Enex Oil & Gas Income Programs II, III, IV, V, VI, Enex Income and Retirement Fund, Enex 88-89 Income and Retirement Fund, and Enex 90-91 Income and Retirement Fund, (collectively, the "Partnerships"). The Partnerships own $190 million, at cost, of proved oil and gas properties in which the Company generally has a 10% interest as the general partner in addition to its proportional interest as a limited partner of approximately 3% to 52%. Accumulated depreciation and depletion for such oil and gas properties at March 31, 1995 was $168 million.

     The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

     Income Per Share - Primary and fully diluted earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents outstanding during the respective periods. The weighted average number of shares used to compute primary and fully diluted earnings per common share was:


                                  Primary           Fully Diluted


Quarter ended March 31, 1995     1,386,864            1,386,864


Quarter ended March 31, 1994     1,360,421            1,361,586




2. DEBT

   The long-term debt at March 31, 1995 consists of a $2,084,000 loan from a bank under a $5.925 million revolving line of credit. The bank loan proceeds were primarily utilized to purchase producing oil and gas properties and additional interests in managed limited partnerships. The bank loan bears interest at a rate of prime plus three-quarters of one percent (3/4%) or an average rate of 9.29% and 6.76% in the first quarter of 1995 and 1994, respectively. Principal payments of $100,000 and $221,848 were made in the first quarter of 1995 and 1994, respectively. During the next twelve months, the Company expects to repay $950,000 of the debt, which matures in July 1996.

3. COMMITMENTS AND CONTINGENT LIABILITIES

   As general partner, the Company is contingently liable for all debts and actions of the managed limited partnerships. However, in management's opinion, the existing assets of the limited partnerships are sufficient to satisfy any such partnership indebtedness.

4. NOTES RECEIVABLE FROM MANAGED LIMITED PARTNERSHIPS

   In 1990, a managed limited partnership borrowed $191,577 from the Company in order to finance workover costs. The Company received monthly principal payments from the partnership on the resulting demand note plus interest at the Company's borrowing rate of prime plus three-fourths of one percent (7.00% at March 31, 1994) on the unpaid principal. Principal payments of $102,869 were received in the first quarter of 1994. The outstanding principal balance was $26,967 at March 31, 1994. The note was completely repaid in the second quarter of 1994.

   In 1993, five managed limited partnerships borrowed a total of $438,168 from the Company to repay bank debt and finance workover costs. The Company receives monthly principal payments from the partnerships on the resulting demand notes plus interest payable at the Company's borrowing note of prime plus three-fourths of one percent (9.75% at March 31, 1995) on the unpaid principal. Principal payments of $24,954 and $88,059 were received in the first quarter of 1995 and 1994, respectively. At March 31, 1995, the total outstanding principal balance was $64,312.

5. INCOME TAXES

   The Company adopted Statement of Financial Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes," which wa adopted by the company in 1988. The Company recognized a deferred tax credit of $71,884 and $40,359 in the first quarter of 1995 and 1994, respectively.

   Deferred income taxes reflect the net tax of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of March 31, 1995, are as follows:




Difference between tax and book net property
  basis                                             $     43,184

Difference between basis in managed limited
  partnerships for financial reporting purposes
  and income tax purposes                              4,390,145

Intangible drilling costs which remain
  capitalized for financial reporting purposes
  which were deducted for federal income tax
  purposes                                               (60,012)

Timing difference from lawsuit contingency               (45,281)

Net operating loss carryforward (expires 2009)           317,716

Deferred tax asset                                     4,645,752

Valuation allowance                                   (4,325,115)

Net deferred tax asset                              $    320,637



The valuation allowance reserves the net deferred tax asset at March 31, 1995, due to uncertainties inherent in the oil and gas market.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION


In the first quarter of 1995, lower natural gas prices reduced oil and gas revenues and earnings. Enex Resources Corporation ("the Company") was able to continue to record positive earnings by reducing overall expenses while increasing production.


                      Liquidity and Capital Resources

The lower natural gas revenues had minimal effect on the Company's cash flow from operations. Cash flow from operations before changes in working capital increased to $698,191 in the first quarter of 1995 as compared with $616,455 in the same period of 1994. This represents an increase of $81,736 or 13%. A decrease in cash expenses of $183,510 was the primary cause of the increase. The decrease in cash expenses resulted from lower general and administrative expenses in 1995 as the Company continues to focus on reducing general and administrative expenses including a reduction of the number of its employees by 13%. Cash flow used by operating activities was $157,931 in the first quarter of 1995 as compared with cash flow provided by operating activities of $455,511 during the first quarter of 1994. The lower cash flow was primarily the result of a $613,756 decrease in accounts payable in the first quarter of 1995 as compared to a $167,281 increase in accounts payable in 1994. To this cash flow from operations, net payments received on notes receivable from managed limited partnerships added $24,954 and $190,928 in the first quarter of 1995 and 1994, respectively. Proceeds from the exercise of stock options added $39,000 and $54,000, in the first quarter of 1995 and 1994, respectively, while net borrowings against a bank line of credit added $160,000 in 1995 and $18,152 in 1994.

In the first quarter of 1995, the Company utilized its cash flow to purchase additional reserves and limited partnership interests. A total of $316,993 was used for the acquisition of proved oil and gas reserves. The Company utilized the funds to purchase partnership interests, drill wells on the FEC, O' Neil and A&W acquisitions, participate in a waterflood expansion program at Shafter Lake and recomplete wells in the McBride and Florida acquisitions.

The Company utilized the cash flow generated in the first quarter of 1994 to acquire additional limited partnership interests, oil and gas properties, and treasury stock. The Company used $578,220 to purchase presented limited partnership interests. The Company also acquired working interests in forty-one wells in the McBride acquisition for $581,000. The acquisition has additional acreage available for future development. The Company utilized an additional $25,125 to purchase 3,000 shares of treasury stock.

Working capital improved to $2,731,537 at March 31, 1995 as compared to $2,333,517 at December 31, 1994. At March 31, 1995, the Company's current ratio was 2.91 and its debt to equity ratio was 14%, as total debt totaled $2,084,000.


                           Results of Operations

The Company reported net income in the first quarter of 1995 of $176,441, or $.13 per share, as compared to $201,399, or $.15 per share, in the first quarter of 1994. The decrease in net income in 1995 was primarily attributable to lower revenues resulting from depressed natural gas prices, partially offset by lower general and administrative expenses.

Oil and gas sales were $1,300,516 in the first quarter of 1995 versus $1,341,591 in the corresponding period of 1994. This decrease of $41,075 or 3% was due primarily to lower natural gas prices in 1995, partially offset by higher oil and gas production. Gas revenues decreased by $225,242 or 30% from $761,626 in the first quarter of 1994 to $536,384 in the first quarter of 1995. This decrease was primarily a result of a 27% decrease in average gas prices, which reduced gas revenues by $195,662 and a 4% decrease in gas production, which reduced gas sales by an additional $29,580. The decrease in gas prices corresponds with changes in the overall market for the sale of gas. The decrease in gas production was primarily due to natural production declines, partially offset by the acquisition of additional partnership interests.

Oil revenues increased by $184,167, or 32%, from $579,965 in the first quarter of 1994 to $764,132 in the first quarter of 1995. This increase was primarily a result of a 22% increase in average oil prices which increased sales by $136,755. An 8% increase in oil production due to the acquisition of the McBride acquisition and the purchase of additional partnership interests, increased oil sales by an additional $47,412.
The increase in average oil prices corresponds with higher prices in the overall market for the sale of oil.

Other revenues were $24,920 and $86,927 in the first quarter of 1995 and 1994, respectively. This decrease of $62,007 was primarily due to commissions and selling fee income of $39,592 in 1994 and due to the recognition of a $32,277 gain from the early receipt of note receivable in 1994 versus a similar gain of $17,000 in the first quarter of 1995. Rig rental revenues also decreased from $14,261 in 1994 to $1,600 in 1995.

General and administrative expenses were $281,462 in the first quarter of 1995 versus $372,072 in the corresponding period in 1993. The decrease of $90,610 was primarily a result of the Company reducing the number of employees by 13% coupled with the implementation of overhead cost reductions.

Lease operating and other expenses increased from $448,886 in the first quarter of 1994 to $454,314 in the first quarter of 1995. The increase of $5,428 or 1% was primarily a result of the changes in oil and gas production, noted above, coupled with workover expenses incurred on the McBride, Florida and FEC acquisitions.

Depletion, depreciation and amortization expense increased from $375,896 in the first quarter of 1994 to $392,634 in the first quarter of 1995. This represents an increase of $16,738 or 4%. The increase is primarily the result of the changes in oil and gas production, noted above, which increased depreciation and depletion expenses by $6,697, coupled with a 3% increase in the depletion rate, which increased depreciation and depletion expense by an additional $10,041. The increase in the depletion rate was primarily a result of a downward revision of the gas reserves at December 31, 1994, partially offset by an upward revision of the oil reserves at December 31, 1994.

In the first quarter of 1995, the Company incurred $36,154 of net interest expense as compared to $3,005 in the first quarter of 1994. The increase in net interest expense corresponds with an increase in the amount of bank debt in 1995.

In the first three months of 1995, the Company recorded an income tax credit of $71,884 as compared to a credit of $40,359 in the first quarter of 1994. The credits are primarily a result of the Company's continued utilization of its deferred tax asset which resulted from the acquisition of properties with a higher tax basis. At March 31, 1995, the Company had a substantial net deferred tax asset of $4,645,752. Due to uncertainties inherent in the oil and gas market, a valuation allowance reserved all but $320,637 of the asset.

                              Future Outlook

In the first quarter of 1995, natural gas prices languished at a level which was, at best, marginally profitable. The low prices affected earnings and cash flow. Although a significant rebound in natural gas prices is not expected in the near term, the Company believes that natural gas prices hold tremendous potential as an environmentally clean fuel that is domestically produced.

Since the Company is not able to control the market prices for its oil and gas, the proficient control of oil and gas production and operating and administrative cost is essential. We continue to evaluate potential joint ventures or business combinations in order to maximize shareholder value. Cash flow will be used to reduce debt and acquire additional producing properties. The Company has evaluated several drilling locations for further development. While the Company has no other material commitments for capital, a line of credit is maintained which allows the Company to respond to acquisition and investment opportunities.

                        PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.

                  None

Item 2.           Changes in Securities.

                  None

Item 3.           Defaults Upon Senior Securities.

                  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not Applicable

Item 5.           Other Information.

                  Not Applicable

Item 6.     Exhibits and Reports on Form 8-K.

(a)         Exhibits

            (2)  Not Applicable

            (4)  (a)  Articles Fourth, Sixth, Seventh, Fourteenth, Fifteenth,
                      Seventeenth and Twentieth of the Company's Certificate of Incorporation and Article II of the Company's By-Laws. Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, where the same appeared as part of Exhibits 3(a) and 3(b).

                 (b) Form of Rights Agreement dated as of September 4, 1990 between the Company's predecessor-in-interest, Enex Resources Corporation, a Colorado corporation (the"Predecessor") and American Securities Transfer, Incorporated as Rights Agent, which includes as exhibits thereto the Form of Rights Certificate and the Summary of Rights to Purchase Common Stock. Incorporated by reference to the Predecessor's Current Report on Form 8-K, dated as of September 4, 1990, where the same appeared as Exhibit 4.

            (11) Not Applicable

            (15) Not Applicable

            (18) Not Applicable

            (19) Not Applicable

            (20) Not Applicable

            (23) Not Applicable

            (24) Not Applicable

            (25) Not Applicable

            (28) Not Applicable

(b)         Reports on Form 8-K

            The Company filed no reports on Form 8-K during the quarter ended March 31, 1995.


                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                ENEX RESOURCES CORPORATION
                                                       (Registrant)





                                            By:

                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




May 11, 1995                                By:

                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer





                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.





                                        ENEX RESOURCES CORPORATION
                                               (Registrant)





                                       By: /s/ R. E. Densford
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




May 11, 1995                           By: /s/ James A. Klein
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer