Form 10QSB
period 1995-06-30
ENEX RESOURCES CORP
filed 1995-08-14
CIK 314864

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

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

               Class                          Outstanding at August 11, 1995

     Common Stock, $.05 par value                      1,325,723

                                PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                               JUNE 30,
ASSETS                                           1995
                                              (Unaudited)
CURRENT ASSETS:
  Cash and certificates of deposit          $     480,574
  Accounts receivable:
    Managed limited partnerships                  901,507
    Oil and gas sales                             658,378
    Joint owner                                   397,336
    Other accounts receivable                     857,411
  Notes receivable from managed limited
    partnerships                                   51,066
  Federal income tax receivable                   228,898
  Deferred tax asset -  current portion            69,231
  Prepaid expenses & other current assets         396,192

Total current assets                            4,040,593

PROPERTY:
  Oil & gas properties (Successful efforts
     accounting method)  Proved m
     interests and related equipment & facilities:
    Direct ownership                            7,753,554
    Derived from investment in managed
     limited partnerships                       8,725,122
  Furniture, fixtures and other (at cost)         333,789

Total property                                 16,812,465

Less accumulated depreciation,
  depletion and amortization                    7,047,404

Property, net                                   9,765,061

OTHER ASSETS
  Receivable from managed limited
   partnerships for start-up costs              2,780,331
  Deferred tax asset                              328,992
  Deferred organization expenses and other         11,771

Total other assets                              3,121,094

TOTAL                                       $  16,926,748



See accompanying notes to consolidated financial statement

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                 JUNE 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1995
                                               (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                          $      399,644
   Current portion of long-term debt                950,000

Total current liabilities                         1,349,644

LONG-TERM DEBT:
  Note payable to a bank                            834,000


COMMITMENTS AND
CONTINGENT LIABILITIES

TOTAL LIABILITIES                                 2,183,644

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   $5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,640,859 shares issued at June 30, 1995 and
    1,627,859 shares issued at December 31, 19       82,043
Additional paid-in capital                        9,937,567
Retained earnings                                 6,330,165
Less cost of treasury stock;
 315,136 shares at June 30, 1995 and
 337,936 shares at December 31, 1994             (1,606,671)

TOTAL STOCKHOLDERS' EQUITY                       14,743,104

TOTAL                                        $   16,926,748








See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

(UNAUDITED)                 QUARTER   ENDED                SIX  MONTHS ENDED

                        JUNE 30,     JUNE 30,         JUNE 30,      JUNE 30,
                           1995         1994             1995          1994

REVENUES:
Oil and gas sales     $ 1,205,141  $ 1,473,875      $ 2,505,657   $ 2,825,110
Gas plant sales           108,777      112,614          202,330       197,357
Other revenues             92,702      119,049          117,622       205,976
Interest income             5,335        2,915           20,705        16,143

Total revenues          1,411,955    1,708,453        2,846,314     3,244,586

EXPENSES:
  General and admin       301,313      299,950          582,775       672,022
  Lease operating expen   496,348      490,072          950,662       938,958
  Gas plant operating exp  65,609       73,725          132,990       164,268
  Production taxes         76,239       87,896          158,726       159,359
  D D & A                 388,634      465,360          781,268       841,256
  Interest expense         48,228       41,463           99,752        57,696

Total expenses          1,376,371    1,458,466        2,706,173     2,833,559

Income before inc taxes    35,584      249,987          140,141       411,027

INCOME TAX EXPENSE (CREDIT):
   Current                (77,567)     (53,640)        (149,451)      (93,999)

NET INCOME            $   113,151  $   303,627      $   289,592   $   505,026

PRIMARY EPS           $      0.08  $      0.22      $      0.20   $      0.36
















See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

(UNAUDITED)                                             SIX MONTHS ENDED

                                                    JUNE 30,          JUNE 30,
                                                      1994              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $    289,592      $    505,026
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, depletion and amortization         781,268           841,256
   Noncash expense from stock purchase plan         201,000           178,831
   Increase in deferred tax asset                  (149,470)          (61,019)

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable        119,148          (298,866)
  (Increase) in prepaid expenses & other assets    (138,902)         (111,822)
  (Decrease) in accounts payable                   (693,488)         (123,153)
  (Decrease) in accrued liabilities                     -             (47,893)

Net cash provided  by operating activities          409,148           882,360

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                              (508,433)       (1,641,048)
   Reduction  in notes receivable from
     managed limited partnerships                    38,200           212,048

Net cash (used) by investing activities            (470,233)       (1,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt         260,000         2,281,583
   Repayment of long-term debt                     (400,000)         (887,316)
   Purchase of treasury stock                           -             (44,550)
   Payment of cash dividend                             -            (129,707)
   Proceeds from exercise of stock options           39,000            60,000

Net cash provided (used) by financing activitie    (101,000)        1,280,010

NET INCREASE (DECREASE) IN CASH                    (162,085)          733,370

CASH AT BEGINNING OF YEAR                           642,659           307,466

CASH AT END OF QUARTER                         $    480,574      $  1,040,836





See accompanying notes to financial statements.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 1995


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        General - Enex Resources Corporation (the "Company") acquires interests in producing oil and gas properties and sponsors and manages investment limited partnerships. As of June 30, 1995, the Company served as managing general partner for the 45 publicly offered limited partnerships of Enex Program I Partners, L.P., Enex Oil & Gas Income Programs II, III, IV, V, VI, Enex Income and Retirement Fund, Enex 88-89 Income and Retirement Fund, and Enex 90-91 Income and Retirement Fund (collectively, the "Partnerships"). The Partnerships own $191 million, at cost, of proved oil and gas properties in which the Company normally has a 10% interest as the general partner in addition to its proportional interest as a limited partner of approximately 1% to 53%. Accumulated depreciation and depletion for such oil and gas properties at June 30, 1995 was $169 million.

        The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

        Income Per Share - Primary and fully diluted earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents outstanding during the respective periods. Common share equivalents include common stock options. The weighted average number of shares used to compute primary earnings per common share was:






                                  Primary

Quarter ended June 30, 1995      1,424,906

Quarter ended June 30, 1994      1,380,980

Six months ended June 30, 1995   1,427,454

Six months ended June 30, 1994   1,369,882


2.      DEBT

        The long-term debt at June 30, 1995 consists of a $1,784,000 loan from a bank under a $5.925 million revolving line of credit. The bank loan proceeds were primarily used to purchase producing oil and gas properties and additional interests in managed limited partnerships. The loan bears interest at a rate of prime plus three-quarters of one percent (3/4%) or an average rate of 9.60% and 7.70% during the second quarter of 1995 and 1994, respectively. Principal payments of $100,000 were made on the debt in the second quarter of 1995. The Company expects to repay $950,000 of the debt during the next twelve months.

3.      COMMITMENTS AND CONTINGENT LIABILITIES

        As general partner, the Company is contingently liable for all debts and actions of the managed limited partnerships. However, in management's opinion, the existing assets of the limited partnerships are sufficient to satisfy any such partnership indebtedness.

4.      NOTES RECEIVABLE FROM MANAGED LIMITED PARTNERSHIPS

        In 1990, a managed limited partnership borrowed $191,577 from the Company in order to finance workover costs. The Company received monthly principal payments from the partnership on the resulting demand note plus interest at the Company's borrowing rate of prime plus three-fourths of one percent on the unpaid principal. Payments of $26,967 completely repaid the note in the second quarter of 1994.

        In 1993, five managed limited partnerships borrowed a total of $438,108 from the Company to repay bank debt and finance workover costs. The Company receives monthly principal payments from the partnerships on the resulting demand notes plus interest payable at the Company's borrowing rate of prime plus three-fourths of one percent (at June 30, 1995 the rate was 9 3/4%) on the unpaid principal. Principal payments of $13,246 and $60,736 were received in the second quarter of 1995 and 1994, respectively. At June 30, 1995, the total outstanding principal balance was $51,066.

5.      INCOME TAXES

        The Company adopted Statement of Financial Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes," which was adopted by the company in 1988. The Company recognized a deferred tax credit of $77,567 and $61,020 in the second quarter of 1995 and 1994, respectively.


        Deferred income taxes reflect the net tax of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of June 30, 1995, are as follows:




        Difference between tax and book net property basis   $      7,382

        Difference between basis in managed
        limited partnerships for financial
        reporting purposes and income tax purposes              4,494,807


        Intangible drilling costs which remain capitalized
        for financial reporting purposes which were deducted
        for federal income tax purposes                           (83,807)


        Timing difference from lawsuit contingency                (45,281)



        Net operating loss carryforward (expires 2009)            346,231


        Deferred tax asset                                      4,719,332



        Valuation allowance                                    (4,321,109)


        Net deferred tax asset                           $        398,223



        The valuation allowance reserves the net deferred tax asset at June 30, 1994 due to uncertainties inherent in the oil and gas market.

Item 2.     Management's Discussion and Analysis or Plan of Operation


In the second quarter of 1995, lower natural gas prices continued to negatively impact earnings for Enex Resources Corporation ("the Company").


Liquidity and Capital Resources

Cash flow provided by operating activities decreased to $409,148 in the first half of 1995 as compared with $882,360 in the same period of 1994. This represents a decrease of $473,212. A decrease in accounts payable of $693,488 and lower net income were the primary reasons for this decrease. To this cash flow from operations, payments received on notes receivable from managed limited partnerships added $38,200 in the first six months of 1995 versus the Company receiving $212,048 from such loans in 1994. In the first six months of 1995, net payments on the Company's bank line-of-credit were $140,000. In the first six months of 1994, the line of credit provided a net $1,394,267. Proceeds from the exercise of stock options added $39,000 and $60,000 to the cash flow in 1995 and 1994, respectively.

The cash flow allowed the Company to continue to purchase additional limited partnership interests and improve oil and gas properties. In the first six months of 1995, $508,433 of the cash flow was utilized to purchase interests in the Company's managed limited partnerships, drill wells on the A&W, Dent and FEC acquisitions, participate in a waterflood expansion program at Shafter Lake and recomplete wells in the McBride and Florida acquisitions.

In the first six months of 1994, the Company used $773,000 to acquire a working interest in forty-one wells in the McBride Field in Caldwell and Bastrop Counties in Texas. The acquisition has additional acreage available for future development. Additionally, $737,000 was used to acquire additional interests in managed limited partnerships. The Company also purchased 5,500 shares of treasury stock for $44,550. In June of 1994, the Company also paid a semi-annual dividend of $.10 per share utilizing $129,707.

Working capital improved to $2,690,949 at June 30, 1995 versus $2,333,517 at December 31, 1994. At June 30, 1995, the Company's current ratio was 2.99 and its debt to equity ratio was 12%, as debt totaled $1,784,000.


Results of Operations

The Company reported net income in the second quarter of 1995 of $113,151, or $.08 per share, as compared to $303,627, or $.22 per share, in the second quarter of 1994. In the first half of 1995, the Company earned $289,592 or $.20 per share versus $505,026 or $.36 per share in the first half of 1994. The lower net income in 1995 was attributable to decreased oil and gas revenues due primarily to lower gas prices in the overall market for the sale of natural gas.

Oil and gas sales were $1,205,141 in the second quarter of 1995 versus $1,473,875 in the corresponding period of 1994. This decrease of $268,734 or 18% was due primarily to the lower natural gas prices experienced by the industry in 1995. Oil revenues decreased by $67,562 or 9% from $755,788 in the second quarter of 1994 to $688,226 in the second quarter of 1995. A 21% decrease in oil production reduced sales by $155,486. This decrease was partially offset by a 15% increase in the average oil sales price which increased sales by $87,924. The decrease in oil production was primarily a result of the partial shut-in of production from the McBride and Florida acquisitions to perform workovers in 1995, coupled with natural production declines. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. Gas revenues decreased by 28% or $201,172 in the second quarter from $718,087 in 1994 to $516,915 in
1995. A 27% decrease in the average gas sales price reduced sales by $189,792.

A 2% decrease in gas production reduced gas revenues by an additional $11,380. The decrease in gas production was primarily a result of natural production declines, partially offset by the acquisition of additional partnership interests and increased production from Shafter Lake, which had a waterflood expansion program, and from the Dent and Schlensker acquisitions which had new wells drilled. The decrease in the average gas price corresponds with lower prices in the overall market for the sale of natural gas.

In the first half of 1995, oil and gas sales were $2,505,657 versus $2,825,110 in the first half of 1994. This represents a decrease of $319,453 or 11%. During the first six months of 1995, oil revenues increased by 9%, or $115,954, from $1,335,753 in 1994 to $1,451,707 in the first half of 1995. A
16% increase in the average oil sales price increased sales by $203,100. This increase was partially offset by a 7% decrease in oil production which decreased oil revenues by $87,146. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil.
The decrease in oil production was primarily the result of natural production declines, partially offset by the purchase of additional interests in limited partnerships. Gas revenues decreased by 29% or $435,407 from $1,489,357 in the first six months of 1994 to $1,053,950 in the first half of 1995. A 27% decrease in the average gas sales price reduced gas sales by $381,964. A 4% decrease in gas production reduced gas sales by an additional $53,443. The decrease in the average gas sales price corresponds with lower prices in the overall market for the sale of gas. The decrease in gas production was primarily a result of natural production declines, partially offset by the acquisition of additional partnership interests and increased production from Shafter Lake, which had a waterflood expansion program, and from the Dent and Schlensker acquisitions which had new wells drilled.


Other revenues were $92,702 and $119,049 in the second quarter of 1995 and 1994, respectively. For the first six months of 1995, other revenues were $117,622 versus $205,976 in the first half of 1994. The decreases were primarily due to the recognition of a $102,000 gain from the early receipt of notes receivable in 1994 versus a similar gain of $57,000 recognized in 1995. In 1994, the Company also recognized $83,149 of commissions and selling income as compared to $6,577 in 1995. These decreases were offset by $54,045 of rig rental and other revenues earned in the first six months of 1995 versus $20,827 of such revenues earned in the first six months of 1994.

General and administrative expenses decreased to $582,775 in the first six months of 1995 as compared to $672,022 in the first half of 1994. This represents a decrease of $89,247 or 13%. The decrease was primarily a result of the Company continuing to reduce overhead costs. General and administrative expenses were $301,313 in the second quarter of 1995 versus $299,950 in the second quarter of 1993. This increase of $1,363 is primarily a result of the Company retaining a higher proportion of allocated general and administrative expenses in 1995, due to the acquisition of additional partnership interests.

Lease operating and other expenses increased from $490,072 in the second quarter of 1994 to $496,348 in the second quarter of 1995. This represents an increase of $6,276 or 1%. For the first half of 1995, lease operating expenses increased by $11,704 or 1% from $938,958 in 1994 to $950,662 in 1995.
The increases were primarily a result of workover expenses incurred on the McBride, Florida and FEC acquisitions in 1995.

Depletion, depreciation and amortization expense decreased from $465,360 in the second quarter of 1994 to $388,634 in the second quarter of 1995. This represents a decrease of $76,726 or 16%. The decreases in production, noted above, reduced depreciation and depletion expenses by $48,562. A 7% decrease in the depletion rate reduced depreciation and depletion expense by an additional $28,164. Depreciation, depletion and amortization increased from $841,256 in the first half of 1994 to $781,268 in the first half of 1995, a decrease of $59,988 or 7%. The decreases in production, noted above, reduced depreciation and depletion expense by $41,307. A 2% decrease in the depletion rate reduced depreciation and depletion expense by an additional $18,681. The decreases in the depletion rate were the primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

In the second quarter of 1995, the Company had net interest expense of $42,893 as compared with net interest expense of $38,548 in the second quarter of 1994. In the first six months of 1995, the Company had net interest expense of $79,047 versus net interest expense of $41,553 in the first half of 1994. The changes from 1994 to 1995 were primarily due to the issuance of additional debt to provide funding for acquisitions of oil and gas properties and additional partnership interests, as noted above.

In the first six months of 1995, the Company recorded an income tax credit of $149,451 as compared with a credit of $93,999 recognized in 1994. These credits are primarily a result of the Company's continued utilization of its deferred tax asset which resulted from the acquisition of properties with a higher tax basis.

At June 30, 1995, the Company had a substantial net deferred tax asset of $4,719,332. Due to uncertainties inherent in the oil and gas market, a valuation allowance reserved all but $398,223 of the net deferred tax asset.

                              Future Outlook

Natural gas prices remained at marginally profitable levels in the first half of 1995. The low prices detrimentally affected earnings and cash flow. With the colder weather of fall and winter approaching, a marginal rebound in natural gas prices should increase earnings in the near term. For the long-term, the Company continues to believe that natural gas prices hold tremendous potential as an environmentally clean fuel that is domestically produced.

While low prices adversely affected earnings, the negative impact has not diluted the Company's strong balance sheet. The current ratio improved to
2.99 and the debt to equity ratio was reduced to 12% during 1995. We continue to evaluate potential joint ventures or business combinations in order to maximize shareholder value. Cash flow will continue to be used to reduce debt and acquire additional producing properties. The Company has evaluated several drilling locations for further development. While the Company has no other material commitments for capital, a line of credit is maintained which allows the Company to respond to acquisition and investment opportunities.

In June 1995, the Company declared a $.10 per share dividend, which was paid to shareholders in July 1995. This payment continues the Company's regular semi-annual dividend payment.

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

      (b) Form of Rights Agreement dated as of September 4, 1990 between the Company's predecessor-in-interest, Enex Resources Corporation, a Colorado corporation (the"Predecessor") and American Securities Transfer, Incorporated as Rights Agent, which includes as exhibits thereto the Form of Rights Certificate and the Summary of Rights to Purchase Common Stock. Incorporated by reference to the Predecessors Current Report on Form 8-K, dated as of September 4, 1990, where the same appeared as Exhibit 4.

 (11) Not Applicable

 (15) Not Applicable

 (18) Not Applicable

 (19) Not Applicable

 (20) Not Applicable

 (23) Not Applicable

 (24) Not Applicable

 (25) Not Applicable

 (28) Not Applicable

   (b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended
June 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                ENEX RESOURCES CORPORATION
                                                       (Registrant)





                                             By:
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1995                              By:
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer