Form 10QSB
period 1995-09-30
ENEX RESOURCES CORP
filed 1995-11-14
CIK 314864

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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

               Class .......      Outstanding at November 11, 1995

                     Common Stock, $.05 par value 1,325,723

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------

                                                      September 30,      December 31,
ASSETS                                                   1995               1994
------
                                                      --------------     ------------
                                                       (Unaudited)
CURRENT ASSETS:
  Cash and certificates of deposit ...............      $   314,299      $   642,659
  Accounts receivable:
    Managed limited partnerships .................          995,477        1,226,046
    Oil and gas sales ............................          700,922          631,115
    Joint owner ..................................          424,291          368,297
    Other accounts receivable ....................        1,369,756          829,390
  Notes receivable from managed limited
    partnerships .................................           27,831           89,266
  Federal income tax receivable ..................           93,032          232,989
  Deferred tax asset -  current portion ..........           77,504           99,501
  Prepaid expenses & other current assets ........          811,146          257,386
                                                        -----------      -----------

Total current assets .............................        4,814,258        4,376,649
                                                        -----------      -----------

PROPERTY:
  Oil & gas properties (Successful efforts
  accounting method) Proved mineral
     interests and related equipment & facilities:
    Direct ownership .............................        7,881,335        7,598,999
    Derived from investment in managed
     limited partnerships ........................        7,935,565        8,549,929
  Furniture, fixtures and other (at cost) ........          336,812          327,364
                                                        -----------      -----------

Total property ...................................       16,153,712       16,476,292
                                                        -----------      -----------

Less accumulated depreciation,
  depletion and amortization .....................        6,632,227        6,444,108
                                                        -----------      -----------

Property, net ....................................        9,521,485       10,032,184
                                                        -----------      -----------

OTHER ASSETS
  Receivable from managed limited
   partnerships for start-up costs ...............        2,408,733        2,655,172
  Deferred tax asset .............................          344,861          149,252
  Deferred organization expenses and other .......            9,757           17,387
                                                        -----------      -----------

Total other assets ...............................        2,763,351        2,821,811
                                                        -----------      -----------

TOTAL ............................................      $17,099,094      $17,230,644
                                                        ===========      ===========



See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------------


ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------

                                                          September 30,       December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                          1995               1994
------------------------------------
                                                          -------------       ------------
                                                           (Unaudited)
CURRENT LIABILITIES:
   Accounts payable .................................       $   512,255       $  1,093,132
   Current portion of long-term debt ................         1,200,000            950,000
                                                            ------------      -------------

Total current liabilities ...........................         1,712,255          2,043,132
                                                            ------------      -------------

LONG-TERM DEBT:
  Note payable to a bank ............................           500,000            974,000

COMMITMENTS AND
CONTINGENT LIABILITIES
                                                             ------------      ------------

TOTAL LIABILITIES ...................................         2,212,255          3,017,132
                                                             -------------     ------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   $5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,640,859 shares issued at September 30, 1995 and
    1,627,859 shares issued at December 31, 1994 ....            82,043             81,393
Additional paid-in capital ..........................         9,937,567          9,814,617
Retained earnings ...................................         6,473,900          6,040,573
Less cost of treasury stock;
 315,136 shares at September 30, 1995 and
 337,936 shares at December 31, 1994 ................        (1,606,671)        (1,723,071)
                                                            ------------      -------------

TOTAL STOCKHOLDERS' EQUITY ..........................        14,886,839         14,213,512
                                                            ------------      -------------

TOTAL ...............................................      $ 17,099,094       $ 17,230,644
                                                           =============      =============





See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------------------


ENEX RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------

(UNAUDITED)                                               QUARTER ENDED                NINE  MONTHS ENDED
                                                --------------------------------   -------------------------------

                                                September 30,     September 30,     September 30,    September 30,
                                                    1995              1994              1995             1994
                                                -------------     --------------    -------------    -------------

REVENUES:
Oil and gas sales ..........................      $ 1,210,145       $ 1,330,393       $ 3,715,802       $ 4,155,503
Gas plant sales ............................          101,496            96,345           303,826           293,702
Gain on sale of property ...................          239,068              --             239,068             3,664
Other revenues .............................           72,305            91,294           189,927           293,606
Interest income ............................            5,057             5,205            25,762            21,348
                                                  -----------       -----------       -----------       ------------

Total revenues .............................        1,628,071         1,523,237         4,474,385         4,767,823
                                                  -----------       -----------       -----------       ------------

EXPENSES:
  General and administrative ...............          304,387           387,159           887,162         1,059,181
  Lease operating and other expenses .......          475,881           400,290         1,426,543         1,339,248
  Gas purchases and plant operating expenses           68,710           175,471           201,700           339,739
  Production taxes .........................           71,783            79,914           230,509           239,273
  Depreciation, depletion and amortization .          410,228           325,720         1,191,496         1,166,976
  Interest expense .........................           43,773            50,820           143,525           108,516
                                                  -----------       -----------       -----------       -----------

Total expenses .............................        1,374,762         1,419,374         4,080,935         4,252,933
                                                  -----------       -----------       -----------       -----------

Income before income taxes .................          253,309           103,863           393,450           514,890
                                                  -----------       -----------       -----------       -----------

INCOME TAX CREDIT:
   Current .................................             --             (76,554)             --            (109,534)
   Deferred ................................          (24,142)          (83,635)         (173,593)         (144,654)
                                                   -----------       -----------       -----------       -----------

Net income tax credit ......................          (24,142)         (160,189)         (173,593)         (254,188)
                                                   -----------       -----------       -----------       -----------

NET INCOME .................................       $  277,451       $   264,052       $   567,043       $   769,078
                                                   ===========       ===========       ===========       ===========

PRIMARY EARNINGS PER SHARE ................       $     0.20       $      0.19       $      0.40       $      0.55
                                                   ===========       ===========       ===========       ============




See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------


ENEX RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------

(UNAUDITED)                                                       NINE MONTHS ENDED
                                                          -------------------------------

                                                          September 30,     September 30,
                                                              1995              1994
                                                          -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ..........................................      $  571,614       $   769,078
                                                           -----------      ------------
Adjustments to reconcile  net  income to net cash
  provided  by  operating
   activities:
   Depreciation, depletion and amortization .........        1,191,496         1,166,976
   Gain on sale of property .........................         (239,069)           (3,664)
   Tax benefit from stock options ...................             --              30,600
   Noncash expense from stock purchase plan .........          201,000           258,894
   Increase in deferred tax asset ...................         (178,183)         (144,654)

Changes in assets and liabilities:
 Decrease in accounts receivable ....................          (49,202)           53,687
  (Increase) in prepaid expenses & other assets .....         (551,842)         (179,236)
  (Decrease) in accounts payable ....................         (580,877)         (224,891)
  (Decrease) in accrued liabilities .................             --             (47,893)
                                                            -----------       -----------

Net cash provided  by operating activities ..........          364,937         1,678,897
                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property ...................          419,230            21,772
   Property additions ...............................         (855,246)       (1,983,203)
   Reduction  in notes receivable from
     managed limited partnerships ...................           61,435           202,082
                                                            -----------       -----------

Net cash (used) by investing activities .............         (374,581)       (1,759,349)
                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt .........          260,000         2,281,583
   Repayment of long-term debt ......................         (484,000)       (1,593,127)
   Purchase of treasury stock .......................             --             (44,550)
   Payment of cash dividend .........................         (133,716)         (129,707)
   Proceeds from exercise of stock options ..........           39,000            60,000
                                                            -----------       -----------

Net cash provided (used) by financing activities ....         (318,716)          574,199
                                                            -----------       -----------

NET INCREASE (DECREASE) IN CASH .....................         (328,360)          493,747

CASH AT BEGINNING OF YEAR ...........................          642,659           307,466
                                                            -----------       -----------

CASH AT END OF PERIOD ...............................       $  314,299       $   801,213
                                                            ===========      ============





See accompanying notes to financial statements.
------------------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General  -  Enex  Resources  Corporation   (the "Company")  acquires
         interests in producing oil and gas properties and manages investment limited partnerships. As of September 30, 1995, the Company served as managing general partner for the 45 publicly offered limited partner-ships of Enex Program I Partners, L.P., Enex Oil & Gas Income Programs II, III, IV, V, VI, Enex Income and Retirement Fund, Enex 88-89 Income and Retirement Fund, and Enex 90-91 Income and Retirement Fund (collectively, the "Partnerships"). The Partnerships own $185 million,
         at  cost, of  proved  oil and gas  properties  in which   the  Company
         generally has a 10% interest as the general partner in addition to its proportional interest as a limited partner of approximately 1% to 53%. Accumulated depreciation and depletion for such oil and gas properties at September 30, 1995 was $164 million.

         The  interim  financial  information included  herein  is   unaudited;
         however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

         Income Per Share - Primary and fully diluted earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents outstanding during the respective periods. Common share equivalents include common stock options. Fully diluted earnings are not shown because their effect is immaterial or anti-dilutive. The weighted average number of shares used to compute primary earnings per common share was:




                                                                   Primary
                                                                  ---------


          Quarter ended September 30, 1995 .................      1,413,092

          Quarter ended September 30, 1994 .................      1,427,348

          Nine months ended September 30, 1995 .............      1,427,993

          Nine months ended September 30, 1994 .............      1,392,664

2.       DEBT

         The long-term debt at September 30, 1995 consists of a $1,700,000 loan from a bank under a $5.925 million revolving line of credit. The bank loan proceeds were primarily used to purchase producing oil and gas properties and additional interests in managed limited partnerships. The loan bears interest at a rate of prime plus three-quarters of one percent (3/4%) or an average rate of 9.60% and 8.25% during the third quarter of 1995 and 1994, respectively. Principal payments of $84,000 were made on the debt in the third quarter of 1995. The Company expects to repay $1,200,000 of the debt during the next twelve months.

3.       COMMITMENTS AND CONTINGENT LIABILITIES

         As general partner, the Company is contingently liable for all debts and actions of the managed limited partnerships. However, in management's opinion, the existing assets of the limited partnerships are sufficient to satisfy any such partnership indebtedness.

4.       NOTES RECEIVABLE FROM MANAGED LIMITED PARTNERSHIPS

         On December 29, 1994, in order to partially finance the purchase of producing oil and gas properties, a managed limited partnership borrowed $87,000 from the Company. The Company receives monthly principal payments from the partnerships on the resulting demand notes plus interest payable at the Company's borrowing rate of prime plus three-fourths of one percent (at September 30, 1995 the rate was 9 3/4%) on the unpaid principal. Principal payments of $23,235 were received in the third quarter of 1995. At September 30, 1995, the total outstanding principal balance was $27,831.

5.       SALES OF PROPERTIES

         In the third quarter of 1995, the Company sold a portion of its interest in the HNG acquisition, which it owns through its limited partner interest in Enex Program I Partners, L.P. The Company's portion of the proceeds from the sale was $393,801. A gain of $226,931 was recognized by the Company from the HNG sale. Additionally, the Company sold its interests in several other acquisitions for $25,429. A net gain of $12,138 was recognized by the Company from these sales.

6.       INCOME TAXES

          The Company adopted Statement of Financial Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes," which was adopted by the company in 1988. The Company recognized a deferred tax credit of $24,142 and $83,635 in the third quarter of 1995 and 1994, respectively.

         Deferred income taxes reflect the net tax of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of September 30, 1995, are as follows:


          Difference between tax and book net property basis ...  $     4,020

          Difference between basis in managed limited
          partnerships for financial reporting purposes and
          income tax purposes ...................................   4,382,564

          Intangible drilling costs which remain capitalized for
          financial reporting purposes which were deducted for
          federal income tax purposes ..........................     (109,962)

          Timing difference from lawsuit contingency ..........       (45,281)


          Net operating loss carryforward (expires 2009) .......       354,111
                                                                    -----------

          Deferred tax asset ....................................    4,585,452

          Valuation allowance ....................................  (4,163,087)
                                                                    -----------

          Net deferred tax asset ...............................   $   422,365
                                                                    ===========


         The valuation allowance reserves the net deferred tax asset at September 30, 1995 due to uncertainties inherent in the oil and gas market.

Item 2.            Management's Discussion and Analysis or Plan of Operation


In the third quarter of 1995, lower expenses and a gain from the sale of property offset lower oil & gas prices, producing higher net income for Enex Resources Corporation ("the Company").


                         Liquidity and Capital Resources

Cash flow provided by operating activities decreased to $364,937 in the first nine months of 1995 as compared with $1,678,897 in the same period of 1994. This represents a decrease of $1,313,960. A decrease in accounts payable of $580,877 and an increase in other current assets of $551,842 were the primary reasons for this decrease. The increase in current assets was primarily a result of the $393,801 of proceeds from the sale of the HNG acquisition which were not received until October, 1995. To this cash flow from operations, proceeds from the sale of properties added $419,230 in the first nine months of 1995 as compared to $21,772 in the first nine months of 1994. Payments received on notes receivable from managed limited partnerships added $61,435 in the first nine months of 1995 versus the Company receiving $202,082 from such loans in 1994. In the first nine months of 1995, net payments on the Company's bank line-of-credit were $224,000. In the first nine months of 1994, the line of credit provided a net $688,456. Proceeds from the exercise of stock options added $39,000 and $60,000 to the cash flow in 1995 and 1994, respectively.

The cash flow allowed the Company to continue to purchase additional limited partnership interests and improve oil and gas properties. In the first nine months of 1995, $855,246 was utilized to purchase interests in the Company's managed limited partnerships, drill wells on the A&W, Dent and FEC acquisitions, participate in a waterflood expansion program at Shafter Lake and recomplete wells in the McBride and Florida acquisitions. The Company continued its semi-annual dividend by utilizing $133,716 to pay a dividend of $.10 per share in July, 1995.

In the first nine months of 1994, the Company used $773,000 to acquire a working interest in forty-one wells in the McBride Field in Caldwell and Bastrop Counties in Texas. The acquisition has additional acreage available for future development. Additionally, $737,000 was used to acquire additional interests in managed limited partnerships. The Company also purchased 5,500 shares of treasury stock for $44,550. In June of 1994, the Company also paid a semi-annual dividend of $.10 per share utilizing $129,707.

Working capital improved to $3,102,003 at September 30, 1995 versus $2,333,517 at December 31, 1994. At September 30, 1995, the Company's current ratio was
2.81 and its debt to equity ratio was 11%, as debt totaled $1,700,000.

                              Results of Operations

The Company reported net income in the third quarter of 1995 of $277,451, or $.20 per share, as compared to $264,052, or $.19 per share, in the third quarter of 1994. In the first nine months of 1995, the Company earned $567,043 or $.40 per share versus $769,078 or $.55 per share in the first nine months of 1994. The higher net income in the third quarter of 1995 was primarily the result of the sale of properties, as noted below. The lower net income in the first nine months of 1995 was attributable to decreased oil and gas revenues due primarily to lower gas prices in the overall market for the sale of natural gas.

Oil and gas sales were $1,210,145 in the third quarter of 1995 versus $1,330,393 in the corresponding period of 1994. This decrease of $120,248 or 9% was due primarily to the lower oil and natural gas prices experienced by the industry in 1995. Oil revenues decreased by $54,593 or 8% from $705,120 in the third quarter of 1994 to $650,527 in the third quarter of 1995. A 3% decrease in oil production reduced sales by $19,301. A 5% decrease in the average oil sales price reduced sales by an additional $35,292. The decrease in oil production was primarily a result of natural production declines, partially offset by the purchase of additional interests in limited partnerships. The decrease in the average oil sales price corresponds with lower prices in the overall market for the sale of oil. Gas revenues decreased by 11% or $65,655 in the third quarter from $625,273 in 1994 to $559,618 in 1995. A 13% decrease in the average gas sales price reduced sales by $82,428. This decrease was partially offset by a 3% increase in gas production. The decrease in the average gas price corresponds with lower prices in the overall market for the sale of natural gas. The increase in gas production was primarily a result of the acquisition of additional partnership interests and increased production from Shafter Lake, which had a waterflood expansion program, and from the Dent and Schlensker acquisitions which had new wells drilled, partially offset by natural production declines.

In the first nine months of 1995, oil and gas sales were $3,715,802 versus $4,155,503 in the first nine months of 1994. This represents a decrease of $439,701 or 11%. During the first nine months of 1995, oil revenues increased by 3%, or $60,859, from $2,040,417 in 1994 to $2,101,276 in the first nine months of 1995. A 9% increase in the average oil sales price increased sales by $169,749. This increase was partially offset by a 5% decrease in oil production which decreased oil revenues by $108,890. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. The decrease in oil production was primarily the result of natural production declines, partially offset by the purchase of additional interests in limited partnerships. Gas revenues decreased by 24% or $500,560 from $2,115,086 in the first nine months of 1994 to $1,614,526 in the first nine months of 1995. A 23% decrease in the average gas sales price reduced gas sales by $470,180. A 1% decrease in gas production reduced gas sales by an additional $30,380. The decrease in the average gas sales price corresponds with lower prices in the overall market for the sale of gas. The decrease in gas production was primarily a result of natural production declines, partially offset by the acquisition of additional partnership interests and increased production from Shafter Lake, which had a waterflood expansion program, and from the Dent and Schlensker acquisitions which had new wells drilled.

Other revenues were $72,305 and $91,294 in the third quarter of 1995 and 1994, respectively. For the first nine months of 1995, other revenues were $189,927 versus $293,606 in the first nine months of 1994. The decreases were primarily due to the recognition of a $163,000 gain from the early receipt of notes receivable in 1994 versus a similar gain of $88,069 recognized in 1995. In 1994, the Company also recognized $83,149 of commissions and selling income as compared to $6,577 in 1995. These decreases were offset by $79,167 of rig rental and other revenues earned in the first nine months of 1995 versus $22,972 of such revenues earned in the first nine months of 1994.

General and administrative expenses decreased to $887,162 in the first nine months of 1995 as compared to $1,059,181 in the first nine moths of 1994. This represents a decrease of $172,019 or 16%. General and administrative expenses were $304,387 in the third quarter of 1995 versus $387,159 in the third quarter of 1994. This represents a decrease of $82,772 or 21%. The decreases were primarily a result of the Company continuing to reduce overhead costs.

Lease operating and other expenses increased from $400,290 in the third quarter of 1994 to $475,881 in the third quarter of 1995. This represents an increase of $75,591 or 19%. For the first nine months of 1995, lease operating expenses increased by $87,295 or 7% from $1,339,248 in 1994 to $1,426,543 in 1995. The increases were primarily a result of workover expenses incurred on the McBride, Florida and FEC acquisitions in 1995.

Depletion, depreciation and amortization expense increased from $325,720 in the third quarter of 1994 to $410,228 in the third quarter of 1995. This represents an increase of $84,508 or 26%. A 26% increase in the depletion rate increased depreciation and depletion expense by $83,384. The changes in production, noted above, increased depreciation and depletion expenses by an additional $1,124. Depreciation, depletion and amortization expense increased from $1,166,976 in the first nine months of 1994 to $1,191,496 in the first nine months of 1995, an increase of $24,520 or 2%. A 5% increase in the depletion rate increased depreciation and depletion expense by $61,499. This increase was partially offset by the changes in production, noted above. The increases in the depletion rate were primarily the result of a downward revision of the gas reserves at December 31, 1994, partially offset by an upward revision of the oil reserves at December 31, 1994.

In the third quarter of 1995, the Company had net interest expense of $38,716 as compared with net interest expense of $45,615 in the third quarter of 1994. The decrease was the result of the Company reducing its long-term debt in 1995. In the first nine months of 1995, the Company had net interest expense of $117,763 versus net interest expense of $87,168 in the first nine months of 1994. The increase from 1994 to 1995 was primarily due to an increase in the average interest rate from 7.78% in 1994 to 9.65% in 1995, coupled with a higher weighted average debt outstanding in 1995 due to the issuance of additional debt in the second quarter of 1994 to provide funding for acquisitions of oil and gas properties and additional partnership interests.

In the third quarter of 1995, the Company sold a portion of its interest in the HNG acquisition, which it owns through its limited partner interest in Enex Program I Partners, L.P. The Company's portion of the proceeds from the sale was $393,801. A gain of $226,931 was recognized by the Company from the HNG sale. Additionally, the Company sold its interests in several other acquisitions for $25,429. A net gain of $12,138 was recognized by the Company from these sales.

In the first nine months of 1995, the Company recorded an income tax credit of $173,593 as compared with a credit of $254,188 recognized in 1994. These credits are primarily a result of the Company's continued utilization of its deferred tax asset which resulted from the acquisition of properties with a higher tax basis. At September 30, 1995, the Company had a substantial net deferred tax asset of $4,585,452. Due to uncertainties inherent in the oil and gas market, a valuation allowance reserved all but $422,365 of the net deferred tax asset.




                                 Future Outlook

Natural gas prices remained at marginally profitable levels in the first nine months of 1995. The low prices detrimentally affected earnings and cash flow. With the colder weather of fall and winter approaching, a marginal rebound in natural gas prices should increase earnings in the near term. For the long-term, the Company continues to believe that natural gas prices hold tremendous potential as an environmentally clean fuel that is domestically produced. Oil prices improved slightly from the record low levels experienced in 1994. The long-term prospect of oil prices remains bright, as the world's appetite for petroleum grows unabated.

While low prices adversely affected earnings, the negative impact has not diluted the Company's strong balance sheet. The current ratio improved to 2.81 and the debt to equity ratio was reduced to 11% during 1995. We continue to evaluate potential joint ventures or business combinations in order to maximize shareholder value. Cash flow will continue to be used to reduce debt and acquire additional producing properties. The Company has evaluated several drilling locations for further development. While the Company has no other material commitments for capital, a line of credit is maintained which allows the Company to respond to acquisition and investment opportunities.

In June 1995, the Company declared a $.10 per share dividend, which was paid to shareholders in July 1995. This payment continued the Company's regular semi-annual dividend payments.

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

                           (b) Form of Rights Agreement dated as of September 4, 1990 between the Company's predecessor-in-interest, Enex Resources
                                    Corporation, a  Colorado  corporation  (the
                                    "Predecessor")  and  American  Securities
                                    Transfer, Incorporated as Rights Agent, which includes as exhibits thereto the Form of Rights Certificate and the Summary of Rights to Purchase Common Stock. Incor-porated by reference to the Predecessor's Current Report on Form 8-K, dated as of September 4, 1990, where the same appeared as Exhibit 4.

                  (11)     Not Applicable

                  (15)     Not Applicable

                  (18)     Not Applicable

                  (19)     Not Applicable

                  (20)     Not Applicable

                  (23)     Not Applicable

                  (24)     Not Applicable

                  (25)     Not Applicable

                  (28)     Not Applicable

         (b) Reports on Form 8-K

                  The Company  filed no  reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ENEX RESOURCES CORPORATION
                                                 --------------------------
                                                        (Registrant)





                                                  By:   /s/  R. E. Densford
                                                       --------------------
                                                             R. E. Densford
                                                    Vice President, Secretary
                                                   Treasurer and Chief Financial
                                                              Officer


November 11, 1995                                 By:   /s/  James A. Klein
                                                        -----------------------
                                                             James A. Klein
                                                          Controller and Chief
                                                            Accounting Officer