Form 10KSB
period 1995-12-31
ENEX RESOURCES CORP
filed 1996-03-29
CIK 314864

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995

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

                                    Yes x No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

       State issuer's revenues for its most recent fiscal year. $6,391,769

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act) $6,639,844 at March 1, 1996.

                    Applicable Only to Corporate Registrants
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 1, 1996 - 1,372,297.

                      Documents Incorporated by Reference:

                                      NONE

----------------------------------------------------------------------------


----------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                           ENEX RESOURCES CORPORATION



Item No.                         Part I                                  Page
--------                         ------                                  ----



1    Description of Business                                              I-1

2    Description of Property                                              I-4

3    Legal Proceedings                                                    I-8

4    Submission of Matters to a Vote of Security Holders                  I-8


                                 Part II
                                 -------


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


                                Part III
                                --------


9    Directors, Executive Officers, Promoters and
     Control Persons; Compliance with Section 16(a)
     of the Exchange Act                                               III-1

10   Executive Compensation                                            III-4

11   Security Ownership of Certain
     Beneficial Owners and Management                                  III-6

12   Certain Relationships and Related Transactions                    III-8

13   Exhibits and Reports on Form 8-K                                  III-8

     Signatures                                                         S-1

                                     PART I

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

           As of March 1, 1996, the Company and one of its subsidiaries, Enex Securities Corporation, employed 24 persons. All employees are engaged on a full-time basis.

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

           Prior to 1993, 55 Partnerships commenced operations with aggregate investor subscriptions of $222.5 million received from 68,678 investors, including reinvestors. Producing property acquisitions for those Partnerships totaled approximately $199.6 million.

           During 1994, one Partnership commenced operations with aggregate subscriptions of $1.0 million received from 461 investors, including reinvestors. Producing property acquisitions for the Partnership totaled approximately $1.1 million, including $.1 million from borrowed funds. During 1995, four partnerships, with aggregate investor subscriptions totaling $33.0 million, were liquidated. Aggregate investor subscriptions through December 31, 1995 in all Partnerships totaled $223.5 million. The properties include interests in more than 11,000 wells in 14 states. In addition to these Partnership activities, the Company owns and manages oil and gas producing properties for its own account.

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

           Approximately 40% of the Company's estimated future net revenues from proved reserves at December 31, 1995 is attributable to its interests in the Partnerships and approximately 60% is attributable to the properties owned directly by the Company.

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


Item 2.    Description of Property


Oil and Gas Properties

           Until  1986,  the  Company  had  acquired  most of its  interests  in producing oil and gas properties through purchases made by the Partnerships. Prior to 1993, the Partnerships acquired approximately $199.6 million of producing oil and gas properties. No properties were acquired for the Partnerships in 1993. A total of $1.1 million was spent on Partnership property acquisitions in 1994. The Company, as general partner, in most instances, has a 10% interest in the net revenues and gains generated by properties owned by these Partnerships, which, in most instances, increases to 15% should the limited partners receive distributions in total equal to their aggregate subscriptions.

           In addition to Partnership activities, the Company owns interests in 378 oil and gas productive properties for its own account, and is the operator of 161 properties. The total properties for its own account and the Partnerships include interests in more than 12,000 producing wells in 14 states.

           The producing oil and gas properties in which the Company owns interests are all located within the United States. The Company's interests in these properties (including properties in which the Company's interest is derived through the Partnerships for which it acts as general partner*) at December 31, 1995 are summarized below:

* As general partner, the Company generally has a 10% interest in the net revenues and gains generated by the Partnerships' properties, which, in most instances, increases to 15% should the limited partners receive distributions in total equal to their aggregate subscriptions. In most instances, the Company has purchased additional interests in each Partnership which entitle the Company to an additional 3% to 53% of each Partnership's net income and capital. Unless otherwise indicated, quantitative information contained in this report regarding the Company's oil and gas properties, the production therefrom and related data includes the Company's indirect interest in the properties owned by the Partnerships.

                              Developed Acres         Undeveloped Acres

                               Gross       Net         Gross         Net

   Working Interests          380,985    15,133         6,529        3,610

   Royalty Interests          598,925     1,819        21,222        4,640


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

Property Acquisitions

           The following acquisitions were made for the Company during 1994:

           McBride acquisition. Working interests in forty-one wells located in Caldwell and Bastrop Counties, Texas, were purchased in two transactions. The first transaction, for $663,493, was effective January 1, 1994. The second, for $134,900, was effective May 1, 1994.

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

           The following acquisitions were made for the Company during 1995:

           East Seven Sisters acquisition. Royalty interests in the Gorman Gas Unit in Duval County, Texas were purchased from four managed limited partnerships effective December 1, 1995 for $660,290.

           Blair acquisition. Working interests in nine wells located in WWW Field, Ward County, Texas were purchased from two managed limited partnerships effective December 1, 1995 for $18,450.

           Comite acquisition. Overriding royalty interests in four gas wells located in East Baton Rouge Parish, Louisiana, were purchased from four managed limited partnerships for $89,880 effective December 1, 1995.


 Net Oil and Gas Production


           The following table shows for the years ended December 31, 1995, 1994 and 1993, the approximate production attributable to the Company's oil and gas interests including interests derived through the Company's interests in the Partnerships. The figures in the table represent "net production"; i.e., production owned by the Company or the Partnerships and produced to the Company's interest after deducting royalty and other similar interests. All production occurred in the United States.


                                              1995         1994       1993
                                         ------------ ----------  ---------

Crude oil and condensate (Bbls)             172,306      191,499    157,440

Natural gas - leasehold or royalty (Mcf)  1,341,540    1,407,432  1,285,512

Natural gas liquids (Bbls) (1)               18,746       21,441     18,648

Natural gas - gas plant sales (Mcf) (1)     122,904      133,980    105,564


           The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, per barrel of natural gas liquids ("NGL"), per Mcf of gas plant gas sales and average production cost per unit produced for the years ended December 31, 1995, 1994 and 1993:


                                                    1995         1994      1993
                                                  ---------   --------   -------

Average sales price per Bbl of crude oil and
condensate                                        $  15.75   $  14.74   $ 15.38

Average sales price per Mcf of natural gas            1.63       1.94      2.20

Average production cost per equivalent barrel of
production                                            5.58       5.37      4.99

Average sales price per Bbl of NGL (1)                9.07       8.06      9.53

Average sales price per Mcf of gas plant gas (1)      1.51       1.72      1.67

Average production cost per equivalent Bbl of
NGL production (1)(2)                                 6.89       9.84 (3)  7.17


(1) Natural gas liquids production and gas plant gas sales were obtained through gas processing plant ownership rather than through leasehold ownership.

(2)        Includes cost of gas purchased at plants for processing.

(3) Includes the recognition of processing charges related to a lawsuit brought against the Company's interest in a gas plant. Without such charges, the average production cost would have been $7.11 per equivalent Bbl of NGL production in 1994.


           The following table shows, as of December 31, 1995, the approximate number of gross and net producing oil and gas wells in which the Company own interests, including wells in which the Company's interest is derived through its interests in the Partnerships:

          Productive Oil Wells               Productive Gas Wells

              Net Working     Net                  Net Working    Net
    Gross      Interest     Royalty       Gross     Interest    Royalty
    Wells        Wells       Wells         Wells       Wells      Wells
   --------     --------    -------        -------   -------    -------
      11,432     60.01       3.15           1,198     50.76      11.78

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


Oil and Gas Reserves

      Proved oil and gas reserves reported herein for the Company are based primarily on engineering studies performed by the Company's engineering staff. Proved oil and gas reserves reported herein for the Partnerships and for the Company's share of such Partnership reserves are based primarily on engineering studies performed by the petroleum engineering consulting firm of H. J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenues, and all reserves may be subject to revision as more performance data becomes available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves has occurred since December 31, 1995.


Drilling Activities

           In 1995, 1994 and 1993, the Company did not participate in any significant developmental drilling for its own account or as an operator of Partnership properties.

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

                             1995                        1994
Period            ....High          Low             High          Low
                     -------------------         ---------------------

First Quarter . . .   10 1/4      8 1/4           8 1/2          7 1/2

Second Quarter . . .  10 1/2      8 1/2           11 1/4         7 1/2

Third Quarter . . .   9 1/2       7 3/4           13             10 1/2

Fourth Quarter . . .  9            7 3/4          12 9/16        8 1/4




Number of Equity Security Holders
                                                       Number of Record Holders
                                                         (as of March 1, 1996)
      Title of Class                                   ------------------------

Common Stock ($.05 par value)                                    1,107*
-------------------------


(*) Includes "nominee" or "street" name holders of record.

Dividends

The Company continued to pay a $.10 per common share semi-annual dividend in July and December of 1995. The Company paid its first semi-annual dividend in June 1994. The Company also increased the dividends paid in 1994 to $.20 per common share. In 1993 the Company paid a cash dividend of $.19 per common share to shareholders. The payment of future cash dividends will depend on the Company's earnings, financial condition, capital requirements and other factors, although the Company intends to continue with regular dividends.

Item 6. Managements Discussion and Analysis or Plan of Operation

Selected Financial Data

                                               (Dollar amounts in thousands, except per share data)

Selected Statement of Operations Data            1995        1994        1993         1992        1991
-------------------------------------
                                              --------   ---------    --------     --------    --------


Total revenues                               $  6,392    $  6,743    $  6,247     $  7,880    $  6,543
Earnings before income taxes                 $    870    $    630    $    968     $  1,268    $   $671
Net income                                   $  1,269    $  1,051    $    932     $  1,141    $   $833
Net income per primary share                 $   0.90    $   0.75 $      0.69     $   0.82    $   0.58
Cash dividend declared per
   common share                              $   0.20    $   0.20 $      0.19     $   0.15    $   0.12


Selected Balance Sheet Data

Total assets                                 $ 17,037    $ 17,231    $ 15,177     $ 17,698    $ 18,257
Long-term debt, excluding current
   maturities                                $      -    $    974    $    259     $    401    $    745
Stockholders' equity                         $ 15,462    $ 14,214    $ 13,259     $ 12,343    $ 12,448
Stockholders' equity per share               $  11.65    $  11.02    $  10.60     $  10.04    $   8.62
Statistical:
   Cumulative number of limited
     partnerships formed                           57          57          56           56          55
   Cumulative amount of limited
     partnership capital raised              $223,500     $23,500    $222,489     $222,489    $221,258
   Proved reserves at December 31:
     Barrels of oil (000's)                       822         971         633          765         550
     Bcf of gas                                  9.20        9.33       10.56         7.79        8.25
   Standardized measure of discounted
     future net cash flows of proved oil
     and gas reserves at December 31         $ 12,396     $10,435    $ 10,718     $  9,280    $  9,393




-------------------------------------------------------------------------------

In 1995, Enex increased net income by reducing general and administrative expenses by over 27%. This allowed Enex to dramatically reduce its long-term and short-term debt, despite historically low prices for natural gas. At December 31, 1995, Enex had a debt-to-equity ratio of just 5% and a current ratio of 3.01 with no long-term debt.

                         Liquidity and Capital Resources

Operating activities provided cash flow of $2,073,751 in 1995 as compared to $2,341,038 in 1994 and $2,285,514 in 1993. The lower cash flow in 1995 was primarily due to a $368,022 decrease in accounts payable in 1995 as compared to a $173,437 and $65,699 increase in accounts payable in 1994 and 1993, respectively.

Enex's primary focus, in 1995, was the efficient management of its properties and partnerships to allow debt to be reduced. The Company was able to repay a net of $1,074,000 of its long-term debt in 1995. In 1994 and 1993, the Company borrowed a net $974,127 and $237,380, respectively, of long-term debt in order to finance the purchase of oil and gas properties and additional interests in its managed limited partnerships.

In 1995, proceeds from the sale of property added $643,588 to the cash flow from operating activities. Proceeds added from the sale of properties were $45,392 and $26,627 in 1994 and 1993, respectively. Receipts collected on notes receivable from managed limited partnerships added $59,743 and $310,312 in 1995 and 1994, respectively, while an increase in notes receivable from managed limited partnerships used $253,480 in 1993.

A significant portion of Enex's cash flow was reinvested in oil and gas properties. A total of $1,317,845, $2,995,400 and $2,413,418 was used for the acquisition and development of oil and gas properties during 1995, 1994 and 1993, respectively. In 1995, Enex acquired royalty interests in the Gorman gas unit in Duval County, Texas, overriding royalty interests in four gas wells located in East Baton Rouge Parish, Louisiana and working interests in nine wells located in WWW Field, Ward County, Texas from managed limited partnerships for $660,290, $89,880 and $18,450, respectively. In 1994, Enex acquired over 320,000 equivalent barrels of oil reserves through the purchase of interests in managed limited partnerships for $1,271,377. The Company also obtained working interests in 41 wells in McBride Field, in Caldwell and Bastrop Counties, Texas for $798,393. These wells, which are operated by the Company, have development potential which will allow the Company to increase future production. The Company also purchased working interests in the Larto Lake and Florida acquisitions in 1994 for $199,928 and $99,196, respectively. In 1993, the Company acquired working interests in nine gas wells located in San Patricio County, Texas and 17 gas wells and two oil wells located primarily in Freestone County, Texas. The Company used operating cash flow and net proceeds of $349,385 from the sale of mortgage-backed securities to finance all but $237,380 of these purchases, which was borrowed from a bank.

The Company continued to pay a semi-annual dividend to its shareholders in 1995. This $.20 per share dividend utilized $268,200 in 1995. In 1994, the Company utilized $259,681 to initiate the payment of a semi-annual dividend, increasing the dividend payment to $.20 per share. A $.19 per share dividend used $239,491 in 1993.

In addition to the property acquisitions made in 1994 and 1993, the Company also continued its stock repurchase program. The Company utilized $171,845 to purchase 19,161 shares of its common stock in 1994 and $159,881 to purchase 20,071 shares in 1993.

As a result of the higher net income and reduction of debt, working capital increased to $3,165,669 at December 31, 1995, from $2,333,517 at December 31, 1994. At December 31, 1995, the Company's current ratio was 3.01 and it had no long-term debt.
                                Results of Operations

Net income in 1995 increased to $1,269,400, from $1,051,476 in 1994 and $931,874 in 1993. This represents earnings per share of $.90 in 1995 as compared to $.75 in 1994 and $.69 in 1993. The increase in net income in 1995 as compared to 1994 was primarily the result of lower general and administrative expenses and a larger gain from the sale of properties. The increase from 1993 to 1994 was primarily attributable to lower income tax expense and higher revenues produced in 1994.

Oil, gas and gas plant sales were $5,255,726 in 1995, $5,959,395 in 1994 and $5,604,624 in 1993. Sales decreased by $703,669 or 12% in 1995 from 1994. Oil sales decreased by $108,875. A 10% decrease in oil production reduced sales by $282,905. This decrease was partially offset by a 7% increase in the average oil sales price. Gas sales decreased by $557,262 or 20%. A 5% decrease in gas production reduced sales by $128,450. A 16% decrease in the average gas sales price reduced sales by an additional $428,812. Gas plant sales decreased by $37,532. A 10% decrease in gas plant production reduced sales by $40,777. This decrease was partially offset by a 1% increase in the average gas plant products sales price. The decreases in production were primarily the result of natural production declines. The changes in average sales prices correspond with changes in the overall market for the sale of oil, gas and gas plant products.

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

Other revenues were $681,746 in 1995 as compared with $757,832 in 1994 and $560,854 in 1993. Such revenues included rig rental revenues of $106,144, $24,885 and $189,947 in 1995, 1994 and 1993, respectively, and gain recognized from the early receipt of notes receivable of $393,980, $201,000 and $175,660 in 1995, 1994 and 1993, respectively. Also included in the 1995 amount is mineral lease rental income of $105,686 to lease 2,113.73 acres in San Augustine County, Texas. Commission fee income of $45,089 was recorded in 1994. The decrease in other revenues from 1994 to 1995 and the increase in other revenues from 1993 to 1994 was primarily due to the reversal of a litigation contingency accrual, which was initially recorded in 1993, and the recognition of a related receivable, plus accrued interest, from an appellate court verdict which was rendered in December 1994 in favor of one of the Company's managed limited partnerships. The Company's share of the contingency reversal and receivable increased other income by $421,065 in 1994. See Note 8 of the Notes to Consolidated Financial Statements for further information. The receipt of unrecognized notes receivable was accelerated in 1995 as a result of the liquidation of four managed limited partnerships. As a result, there is no longer an unrecognized notes receivable.

General and administrative expenses decreased to $1,261,542 in 1995 from $1,738,507 in 1994. In 1993 such expenses were $1,590,128. This represents a decrease of $476,965 or 27% from 1994 to 1995. The decrease was primarily a result of lower employee compensation and legal expenses. The increase from 1993 to 1994 was primarily the result of the additional interests acquired in managed limited partnerships in 1994. These purchases added approximately $175,000 to general and administrative expenses. The 1993 general and administrative expenses included the recognition of a litigation contingency accrued in the third quarter of 1993. The Company's share of the contingency was $243,274, and was accrued to reflect a judgement against one of the Company's managed limited partnerships. The Company appealed the verdict and it was reversed in December 1994. The resultant income from the contingency accrual reversal was included in other income, as discussed above. See Note 8 of the Notes to Consolidated Financial Statements for further information.

Lease operating expenses were $1,971,310 in 1995 as compared to $1,984,420 in 1994 and $1,662,666 in 1993. Lease operating expenses decreased by $13,110 or 1% from 1994 to 1995. This decrease was primarily the result of the declines in production, noted above. Lease operating expenses increased by $321,754 or 19% from 1993 to 1994. This increase was primarily the result of operating costs incurred on properties and partnership interests acquired in 1994. The properties acquired during 1994 (McBride, Larto Lake and Florida acquisitions) added $146,762 to lease operating expenses, while the additional partnership interests acquired added approximately $250,000.

Depletion, depreciation and amortization expense ("DD&A") was $1,550,430 in 1995, $1,487,141 in 1994 and $1,375,191 in 1993. DD&A increased by $63,289 or 4%
from 1994 to 1995. A 13% increase in the depletion rate increased DD&A by $173,172. This increase was partially offset by the declines in production, noted above. The increase in the depletion rate was primarily the result of the acquisition of properties with a relatively higher depletion rate, partially offset by an upward revision of the gas reserves during 1995. DD&A increased by $111,950 or 8% from 1993 to 1994. The increases in production, noted above, increased DD&A expense by $208,699 in 1994. This increase was partially offset by a 6% decrease in the depletion rate. The decrease in the depletion rate was primarily due to an upward revision of the oil reserves during 1994 partially offset by a downward revision of the gas reserves, as a result of lower gas market prices.

The company incurred $130,691 of net interest expense in 1995 and $120,617 in 1994. In 1993, the company recognized $7,889 of net interest income. Interest expense increased in 1995 and 1994 from 1993 due to the additional debt utilized to finance the purchase of property and partnership interests in 1994. The Company reduced its long-term debt by $1,074,000 or 56% in 1995.

The Company recognized an income tax credit of $399,658 and $421,125 in 1995 and 1994, respectively and income tax expense of $36,227 in 1993. This represents an effective rate of 4% in 1993. The 1995 income tax credit and $160,389 of the income tax credit recognized in 1994 was the recognition of a portion of the Company's deferred tax asset that is expected to be realized in future years. The credit recognized in 1994 was also a result of the Company filing amended returns for $127,034 to reflect additional expenses allowed to the Company in prior years and from the carryback of a tax net operating loss of $133,702. At December 31, 1995, the Company had a substantial deferred tax asset of $4,154,415. Due to uncertainties inherent in the oil and gas market, a valuation allowance reserved all but $648,430 of the asset.

                                 Future Outlook

In 1995, Enex reduced its debt by $1.074 million and has further decreased this obligation to just $250,000 as of March 6, 1996. It is anticipated that the debt will be completely repaid in the first half of 1996. This reduction was done without the benefit of favorable gas prices throughout most of 1995, which were at record low levels during the first half of 1995. After repayment of debt, the Company will resume its stock buyback program which authorizes the Company to purchase up to 50,000 shares of its common stock. The debt reduction further strengthened Enex's financial position as evidenced by the Company's debt-to-equity ratio of 5% and its current ratio of 3.01 to 1.0.

During 1995, four managed limited partnerships, which were operating at marginal levels were liquidated. A major reorganization of the remaining managed limited partnerships is planned for 1996. This restructuring will allow us to revamp administrative processes, yielding further reductions in general and administrative expenses.

Enex continues discussions with other oil and gas companies to effect a corporate buyout or other form of business combination. The Company will also increase the drilling of development locations on corporate and partnership properties. Larger properties with future development potential as well as current cash flow are sought by the Company.

Our philiosophy remains the same - to increase shareholder value by acquiring and developing oil and gas reserves at a reasonable cost. This philosophy continues to provide an attractive rate of return on our investments as well as positions the Company to capitalize on the great upside potential provided from oil and gas price appreciation.

Item 7.               Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT


Enex Resources Corporation:

We have audited the accompanying consolidated balance sheets of Enex Resources Corporation and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995.
These financial statements are the responsibility of Enex Resources Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enex Resources Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP



Houston, Texas
March 18, 1996


ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------

ASSETS                                                1995            1994
------
                                                --------------    ------------

CURRENT ASSETS:
  Cash and certificates of deposit              $     806,196      $  642,659
  Accounts receivable:
    Managed limited partnerships                      756,741       1,226,046
    Oil and gas sales                                 684,609         631,115
    Joint owner                                       325,816         368,297
    Receivable from property sales                    123,202               -
    Other accounts receivable                       1,298,698         829,390
  Notes receivable from managed limited
    partnerships                                       29,523          89,266
  Federal income tax receivable                        98,614         232,989
  Prepaid expenses and other current assets           505,206         257,386
  Deferred tax asset                                  112,174          99,501
                                                --------------    ------------

Total current assets                                4,740,779       4,376,649
                                                --------------    ------------

PROPERTY:
  Oiland gas properties  (successful  efforts
  accounting method) Proved mineral interests
  and related equipment and facilities:
    Direct ownership                                8,134,074       7,598,999
    Derived from investment in managed
     limited partnerships                           6,707,824       8,549,929
  Furniture, fixtures and other (at cost)             341,507         327,364
                                                --------------    ------------

Total property                                     15,183,405      16,476,292

Less accumulated depreciation,
  depletion and amortization                        5,602,987       6,444,108
                                                --------------    ------------

Property, net                                       9,580,418      10,032,184
                                                --------------    ------------

OTHER ASSETS:
  Receivable from managed limited partnerships      2,171,636       2,655,172
  Deferred tax asset                                  536,256         149,252
  Deferred organization expenses and other              8,233          17,387
                                                --------------    ------------

Total other assets                                  2,716,125       2,821,811
                                                --------------    ------------

TOTAL                                           $  17,037,322     $17,230,644
                                                ==============    ============


See accompanying notes to consolidated financial statements.
----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994
----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                          1995               1994
------------------------------------                   --------------     -------------

CURRENT LIABILITIES:
   Accounts payable                                   $     725,110      $  1,093,132
   Current portion of long-term debt                        850,000           950,000
                                                      --------------     -------------

Total current liabilities                                 1,575,110         2,043,132
                                                      --------------     -------------

LONG-TERM DEBT:
  Note payable to a bank                                          -           974,000

COMMITMENTS AND
   CONTINGENT LIABILITIES                                         -                 -
                                                      --------------     -------------

TOTAL LIABILITIES                                         1,575,110         3,017,132
                                                      --------------     -------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,642,859 shares issued at December 31, 1995
    and 1,627,859 shares issued at December 31, 1994         82,143            81,393
Additional paid-in capital                                9,944,967         9,814,617
Retained earnings                                         7,041,773         6,040,573
Less cost of treasury stock;
 315,136 shares at December 31, 1995 and
 337,936 shares at December 31, 1994                     (1,606,671)       (1,723,071)
                                                      --------------     -------------

TOTAL STOCKHOLDERS' EQUITY                               15,462,212        14,213,512
                                                      --------------     -------------

TOTAL                                                 $  17,037,322      $ 17,230,644

                                                      ==============     =============



See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------

                                                  1995              1994          1993
                                           -------------     ------------   ------------

REVENUES:
Oil and gas sales                          $  4,900,203      $ 5,566,340    $ 5,246,339
Gas plant sales                                 355,523          393,055        358,285
Gain from sale of property                      414,150            2,812          4,513
Other revenues                                  681,746          757,832        560,854
Interest income                                  40,147           23,173         77,053
                                           -------------     ------------   ------------

Total revenues                                6,391,769        6,743,212      6,247,044
                                           -------------     ------------   ------------

EXPENSES:
General and administrative                    1,261,542        1,738,507      1,590,128
Lease operating and other expenses            1,971,310        1,984,420      1,662,666
Gas purchases and
  plant operating expenses                      270,165          430,789        259,950
Production taxes                                297,742          328,214        321,844
Depreciation, depletion and amortization      1,550,430        1,487,141      1,375,191
Interest expense                                170,838          143,790         69,164
                                           -------------     ------------   ------------

Total expenses                                5,522,027        6,112,861      5,278,943
                                           -------------     ------------   ------------

Earnings before income taxes                    869,742          630,351        968,101
                                           -------------     ------------   ------------

INCOME TAX EXPENSE (CREDIT)
Current                                               -         (260,736)       124,591
Deferred                                       (399,658)        (160,389)       (88,364)
                                           -------------     ------------   ------------

Net income tax expense (credit)                (399,658)        (421,125)        36,227
                                           -------------     ------------   ------------

NET INCOME                                 $  1,269,400      $ 1,051,476    $   931,874
                                           =============     ============   ============

PRIMARY EARNINGS PER SHARE                 $       0.90      $      0.75    $      0.69
                                           =============     ============   ============

FULLY DILUTED EARNINGS PER SHARE           $       0.90      $      0.75    $      0.69
                                           =============     ============   ============




See accompanying notes to consolidated financial statements.
---------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------

                                  Common Stock       Additional
                              -------------------
                                                      Paid-in    Retained     Treasury
                                 Shares    Amount     Capital    Earnings      Stock        Total
                              ---------- -------- ------------ ----------- ------------ ------------
BALANCE,
  January 1, 1993             1,572,930  $78,646   $9,503,868  $4,556,395  ($1,626,361) $12,512,548

Repurchase and retirement
  of common shares               (5,071)    (253)     (45,140)                              (45,393)

Exercise of stock options        32,000    1,600       98,150                                99,750

Tax benefit from exercise
  of stock options                                     53,611

Reissue 8,565 shares of
 Treasury stock through SPP                            20,260                   40,684       60,944

Purchase of 15,000 shares
  of Treasury stock                                                           (114,488)

Payment of $.19 per share
   cash dividend                                                 (239,491)                 (239,491)

Net income                                                        931,874                   931,874
                              ---------- -------- ------------ ----------- ------------ ------------

BALANCE,
 December 31, 1993            1,599,859   79,993    9,630,749   5,248,778   (1,700,165)  13,259,355

Exercise of stock options        28,000    1,400       89,850                                91,250

Reissue 30,610 shares of
  Treasury stock through SPP                           94,018                  148,939      242,957

Purchase of 19,161 shares
  of Treasury stock                                                           (171,845)    (171,845)

Payment of $.20 per share
  cash dividend                                                  (259,681)                 (259,681)

Net income                                                      1,051,476                 1,051,476
                              ---------- -------- ------------ ----------- ------------ ------------

BALANCE,
  December 31, 1994           1,627,859   81,393    9,814,617   6,040,573   (1,723,071)  14,213,512

Exercise of stock options        15,000      750       45,750                                46,500

Reissue 22,800 shares of
  Treasury stock through SPP                           84,600                  116,400      201,000

Payment of $.20 per share
  cash dividend                                                  (268,200)                 (268,200)

Net income                                                      1,269,400                 1,269,400
                              ---------- -------- ------------ ----------- ------------ ------------

BALANCE,
  December 31, 1995           1,642,859  $82,143   $9,944,967  $7,041,773  ($1,606,671) $15,462,212
                              ========== ======== ============ =========== ============ ============

See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------------

                                                         1995           1994             1993
                                                    ------------   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 1,269,400    $ 1,051,476      $   931,874
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation, depletion and amortization            1,550,430      1,487,141        1,375,191
  Increase in deferred tax asset                       (399,658)      (160,389)         (88,364)
  Noncash expense from stock purchase plan              201,000        242,957           60,944
  Net gain on sale of property                         (414,150)        (2,812)          (4,513)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable            483,693       (250,032)          86,248
  (Increase) in prepaid expenses and other assets      (248,942)      (152,847)         (59,339)
  Increase (decrease) in accounts payable              (368,022)       173,437           65,699
  (Decrease) in other liabilities                             -        (47,893)         (82,226)
                                                    ------------   ------------     ------------

Net cash provided by operating activities             2,073,751      2,341,038        2,285,514
                                                    ------------   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                       643,588         45,392           26,627
   Property additions                                (1,317,845)    (2,995,400)      (2,413,418)
   (Increase) decrease in notes receivable from
       managed limited partnerships                      59,743        310,312         (253,480)
   Decrease in temporary investments                          -              -        3,784,949
                                                    ------------   ------------     ------------

Net cash provided (used) by investing activities       (614,514)    (2,639,696)       1,144,678
                                                    ------------   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of short-term debt                              -              -       (3,435,564)
    Proceeds from issuance of long-term debt            260,000      2,805,583        1,215,690
    Repayment of long-term debt                      (1,334,000)    (1,831,456)        (978,310)
    Purchase of treasury stock                                -       (171,845)        (114,488)
    Repurchase and retirement of capital stock                -              -          (45,393)
    Proceeds from exercise of stock options              46,500         91,250           99,750
    Payment of cash dividend                           (268,200)      (259,681)        (239,491)
                                                    ------------   ------------     ------------

Net cash provided (used) by financing activities     (1,295,700)       633,851       (3,497,806)
                                                    ------------   ------------     ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                        163,537        335,193          (67,614)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                       642,659        307,466          375,080
                                                    ------------   ------------     ------------

CASH AND CASH EQUIVALENTS AT
END OF YEAR                                         $   806,196    $   642,659      $   307,466
                                                    ============   ============     ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                         $   176,089    $   138,539      $    72,389
   Income taxes                                              -              -       $   140,344


See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1995

-------------------------------------------------------------------------------



1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                General - Enex Resources Corporation (the "Company") acquires interests in producing oil and gas properties and sponsors and manages oil and gas income limited partnerships. At December 31, 1995, the Company served as managing general partner for 41 publicly offered limited partnerships of Enex Program I Partners, L.P., Enex Oil & Gas Income Programs II, III, IV, V, VI, Enex Income and Retirement Fund, Enex 88-89 Income and Retirement Fund, and Enex 90-91 Income and Retirement Fund (collectively, the "Partnerships"). The Partnerships own $163 million, at cost, of proved oil and gas properties in which the Company generally has a 10% interest as the general partner in addition to its proportional interest as a limited partner which ranges from 3% to 53%. Accumulated depreciation and depletion for such oil and gas properties at December 31, 1995 totalled $143 million.

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

                Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

                The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                The Company has not determined the effect on its financial position or results of operations from the adoption of this statement in the first quarter of 1996.

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

                Commission Income - Through April 30, 1994, Enex Securities Corporation ("Securities") marketed interests in the Partnerships. Securities earned a commission of up to 10% of solicited subscriptions of which up to 8% was reallowed to soliciting dealers. Commission income was recognized upon the attainment of a $1 million level of subscriptions for
                Partnership interests and is presented in the accompanying consolidated financial statements net of reallowed commissions of approximately $92,000 and $9,000 in 1994 and 1993, respectively. Net commission income is included in other revenues in the Consolidated Statements of Income.

                Income Per Common Share - Primary and fully diluted earnings per common share are based on the weighted average number of shares of common stock and common share equivalents outstanding during the year. Common share equivalents include common stock options. The weighted average number of shares used to compute primary and fully diluted earnings per common share was:

                          Primary Shares           Fully Diluted Shares
                        -----------------          ---------------------

                1995         1,416,474                  1,416,474

                1994         1,397,870                  1,397,870

                1993         1,346,511                  1,350,958


                Managed Limited Partnerships - The Company serves as the general partner to the Partnerships and also participates as a limited partner to the extent of limited partnership interests purchased directly by the Company.

                The Company is generally entitled as general partner to 10% of partnership production revenues less 10% of partnership expenses, other than the costs of acquiring partnership properties. In most instances, at such time as the limited partners receive distributions in total equal to their aggregate subscriptions, the Company is entitled to 15% of such net revenues. The Company recognizes its share of these net revenues as they are sold.

                If, after certain time periods, the aggregate purchase price of the interests in certain programs plus cumulative distributions to the limited partners does not equal limited partner subscrip-tions (the "Deficiency"), the general partner will forego its 10% share of such Program's net revenues. The foregone net revenues will be allocated to the limited partners until such time as no Deficiency exists. During 1993, 1994 and 1995, the general partner's 10% share of Program II net revenues, totaling $37,122, $41,119 and $64,046, respectively, was allocated to the limited partners. During 1994 and 1995, the general partner's 10% share of Program I net revenues, totaling $31,830 and $99,154, respectively, was allocated to the limited partners.

                In addition to the above, the Company is reimbursed for direct expenditures made on behalf of the partnership operations. Overhead billed to the managed limited partnerships, which is treated as a reduction in general and administrative expenses, was $1,783,373, $2,240,194, and $1,953,176 in 1995, 1994 and
                1993, respectively.

                Income Taxes - The Company uses the assetn and liability method to account for deferred income taxes, which focuses on the future tax return consequences of temporary differences in determining the deferred tax balances. Under this method, the deferred tax expense is calculated as the change in the deferred
                tax  balance  sheet  accounts  during  the  period.   Temporary
                differences are measured at the balance sheet date and are valued in accordance with current tax laws. See Note 4 for more information.

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


2.              COSTS REIMBURSABLE BY AND RECEIVABLE FROM
                MANAGED LIMITED PARTNERSHIPS

                Certain startup and ongoing general and administrative costs are incurred by the Company on behalf of its managed limited partnerships. These costs are allocated to the partnerships in accordance with the Partnership Agreements and are reimbursed to the Company over a period generally not to exceed five years.


3.              DEBT

                The long-term debt at December 31, 1995 consisted of a $850,000 loan from a bank under a $2.8 million revolving line of credit collaterized by substantially all of the assets of the Company. The bank loan bore interest at an average rate of 9.63% in 1995. The Company plans to repay the remaining portion of the outstanding debt in the first half of 1996.

                The long-term debt at December 31, 1994 consisted of a $1,924,000 loan from a bank under a $5.925 million revolving line of credit collaterized by substantially all of the assets of the Company. The bank loan bore interest at an average rate of 8.16% in 1994. In 1995, the Company repaid a net $1,074,000.

4.              INCOME TAXES

                Total income tax expense for 1995, 1994 and 1993 was different from the amount computed by applying the federal statutory income tax rate of 34% to earnings before income taxes for the following reasons:

                                                         1995         1994          1993
                                                   -----------    ---------     ---------

Computed statutory tax expense                     $  295,712    $  214,319    $  329,154


Increase (reduction) in taxes resulting from:

   Reduction in unrecognized
   deferred tax asset                                 (697,250)    (624,317)     (300,473)

   Utilization of Section 29 tax credit                     -            -        (14,080)

   Other, net                                            1,880        (11,127)     21,626
                                                     ----------    -----------   -----------

Actual income tax expense credit                   $  (399,658)   $  (421,125)  $  36,227
                                                     ==========    ===========   ===========


The components of income tax expense (credit) are as follows:


                                                          1995        1994          1993
                                                    -----------   ----------   ----------


   Income taxes currently payable (receivable)      $       -     $ (260,736)   $ 124,591

   Deferred income tax (credit)                        (399,658)    (160,389)     (88,364)
                                                     ------------  ------------  ---------

Income tax expense (credit)                         $  (399,658)  $ (421,125)   $  36,227
                                                     ============  ============  =========

                 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1995 and 1994 were as follows:


                                                    December 31, 1995  December 31, 1994
                                                    -----------------  -----------------


Difference between tax and book net property
basis                                                  $  4,613          $    27,591

Difference between basis in managed limited
partnerships for financial reporting purposes and
income tax purposes                                    3,796,403           4,229,761

Intangible  drilling  costs which remain
capitalized  for  financial  reporting
purposes which were deducted for federal income tax
purposes                                                 (74,483)           (53,836)

Net operating loss carryforward                          478,565             293,772
 (expires 2009-2010)

Timing difference from lawsuit contingency               (50,683)            (45,281)


                                                       ----------         -----------

Gross deferred tax asset                               4,154,415           4,452,007

Valuation allowance                                   (3,505,985)         (4,203,254)
                                                      ------------        ------------

Net deferred tax asset recognized                      $  648,430        $    248,753
                                                      ============       =============

The valuation allowance reserves the net deferred tax asset due to uncertainties inherent in the oil and gas market.

5.               NOTES RECEIVABLE FROM MANAGED LIMITED PARTNERSHIPS

                 On December 3, 1990, a managed limited partnership borrowed $191,577 from the Company in order to finance workover costs. The Company received monthly principal payments from the partnership on the resulting demand note plus interest at the Company's borrowing rate of prime plus three-fourths of one percent on the unpaid principal. The note was repaid in 1994.

                 On August 8, 1991, in conjunction with the EAC Acquisition, the Company acquired notes receivable from certain partnerships. The notes, which accrue interest at prime plus three-fourths of one percent, were recorded at their discounted realizable value. The gain recognized from the early receipt of notes was $393,980, $201,000 and $175,660 in 1995, 1994, and 1993,
                 respectively.

                 In 1993, five managed limited partnerships borrowed a total of $438,168 from the Company to repay bank debt and finance workover costs. The Company received monthly principal payments from the partnerships on the resulting demand notes plus interest at the Company's borrowing rate of prime plus three-fourths of one percent on the unpaid principal. In 1994, an additional $39,281 was borrowed by two limited partnerships to finance workover costs. Principal payments of $322,345 were received during 1994. At December 31, 1994, the total outstanding principal balance of the notes was $28,694. The notes were completely repaid in the first half of 1995.

                 On December 29, 1994, in order to partially finance the purchase of a property acquisition a managed limited partnership borrowed a net $60,572 from the Company. The resulting note receivable bears interest at the Company's borrowing rate of prime plus three-fourths of one percent, or a weighted average of 9.76% during 1995 (9.25% at both December 31, 1994 and 1995.). Principal payments of $31,049 were received on the note receivable in 1995. At December 31, 1995, the outstanding principal balance was $29,523.

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


                                              1995                    1994                  1993
                                       Number      Average      Number     Average   Number      Average
                                     of shares       price    of shares     price   of shares     price
                                    ---------------------------------------------------------------------

Outstanding, beginning of year         209,000     $   4.69     237,000    $  4.52    234,000     $  3.42

Granted                                      -            -           -        -       55,000        8.00

Exercised                             (15,000)         3.10    (28,000)       3.26   (32,000)        3.12
                                    ----------------------------------------------------------------------

Outstanding, end of year               194,000      $  4.81     209,000    $  4.69    237,000     $  4.52
                                    ======================================================================

Exercisable at end of year             194,000      $  4.81     209,000    $  4.69    182,000     $  4.68
                                    ======================================================================

                 On May 19, 1992, the Company's shareholders approved the Enex Resources Corporation Employee Stock Purchase Program (the "SPP"). All full-time employees, officers and directors are eligible for participation in the SPP, which provides for the monthly contribution of shares of the Company's common stock equal to 50% of a participant's open market purchases of the Company's common stock for the preceding month (the "Stock Contribution"). The Stock Contribution is limited to a maximum of 2,500 shares per participant per SPP year. Each Stock Contribution, although immediately vested, is held in escrow for a six month holding period prior to its distribution to the participant. During 1995, 1994 and 1993, 22,800, 30,610 and
                 8,565 shares, respectively, were contributed to participants in the SPP. The Company recognized an expense of $201,000, $242,957 and $60,944 from the SPP in 1995, 1994 and 1993, respectively.

                 In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which sets forth accounting and disclosure requirements for stock based compensation arrangements. As allowed by SFAS 123, the Company has elected an option which will have no effect on the Company's financial condition or results of operations when it is implemented.

7.               LEASE COMMITMENTS

                 The Company is the lessee under noncancelable operating leases for office space and equipment. The following is a schedule of the Company's remaining future rental requirements under the leases as of December 31, 1995:

                              1996           $ 213,558
                              1997             176,109
                              1998              13,368
                              1999               8,912

                                             ---------

                   Total payments required   $ 411,947
                                             ---------

                   Rent expense for all operating leases was $211,038, $254,004 and $265,666 for the years ended December 31, 1995, 1994 and 1993, respectively.

8.                 LITIGATION SETTLEMENTS

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

                   The Company appealed the verdict and filed a counterclaim for funds that were wrongfully withheld by Texas Crude. In December 1994, the Fifth District Court of Appeals reversed the judgement of the trial court and rendered judgement in favor of the Company and Program I. Accordingly, the contingent liability, initially recognized in 1993, was reversed in 1994 and Program I established a receivable for $254,588, of which the Company's share is $133,180.

9.                 COMMITMENTS AND CONTINGENT LIABILITIES

                   The Company is committed to offer to repurchase the limited partners' interests in its managed limited partnerships formed under the Programs (except for Programs I,V and VI) at annual intervals. The purchase price is based primarily on reserve reports prepared by independent petroleum engineers, reduced by a risk factor. Generally, for the first three annual purchase offers after the formation of a partnership, the Company's annual repurchase obligation is limited to the lesser of 10% to 25% of initial partnership subscriptions or $1,000,000 per partnership. During 1995, 1994 and 1993, the Company paid cash to repurchase limited partner interests as follows:


                                           1995            1994           1993
                                        -----------     ----------     ----------

Program I                              $  43,409      $    750,019    $   469,369

Program II                                23,607           130,441         88,710

Program III                                8,544            66,061         70,901

Program IV                                 7,847            98,351         17,899

Program V                                 13,875            63,730         58,424

Program VI                                   393             7,222              -

Income and Retirement Fund                12,232            73,264         11,044

88-89 Income and Retirement Fund           5,987            43,022          2,014

90-91 Income and Retirement Fund          10,653            39,267          3,848
                                        -----------     -------------   ------------

TOTAL                                  $ 126,547      $  1,271,377    $   722,209
                                        =========      ===========     ==========


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

ENEX RESOURCES CORPORATION

SUPPLEMENTARY OIL AND GAS INFORMATION
--------------------------------------------------------------------------




Costs Incurred

The following costs were incurred in connection with the Company's oil and gas activities for the years ended December 31:


                                            1995           1994        1993
                                           --------     ----------  ----------

Acquisition of proved mineral interests
   and related equipment and facilities  $ 411,545    $ 2,415,803  $ 2,000,625

Development costs                          906,300        546,662      354,313




Capitalized Costs

The following presents the Company's capitalized costs at December 31, relating to its oil and gas activities:

                                           1995        1994
                                    ------------ -----------

    Proved mineral interests and
related equipment and facilities  $  14,841,898  $ 16,148,928

       Accumulated depreciation,
      depletion and amortization      5,319,460     6,180,287

Proved Oil and Gas Reserves Quantities  (Unaudited)


The following presents an estimate of the Company's proved oil and gas reserve quantities. Oil reserves are stated in barrels and natural gas reserves in thousand cubic feet ("Mcf"). All of the Company's reserves are located within the United States.

                                                  Oil         Natural Gas
PROVED DEVELOPED AND UNDEVELOPED RESERVES:      (Barrels)       (Mcf)
                                             --------------- --------------

January 1, 1993                                     765,297      7,790,537

     Revisions of previous estimates                (78,008)     1,281,240
     Purchases of minerals in place                 107,164      2,775,978
     Sales of minerals in place                      (3,623)          (413)
     Production                                    (157,440)    (1,285,512)
                                             --------------- --------------

December 31, 1993                                   633,390     10,561,830

     Revisions of previous estimates                129,402     (1,076,124)
     Purchases of minerals in place                 408,039      1,280,441
     Sales of minerals in place                      (8,123)       (28,234)
     Production                                    (191,499)    (1,407,432)
                                             --------------- --------------

December 31, 1994                                   971,209      9,330,481

     Revisions of previous estimates                 (3,773)       806,043
     Purchases of minerals in place                  33,552        774,475
     Sales of minerals in place                      (6,708)      (371,884)
     Production                                    (172,306)    (1,341,540)
                                             --------------- --------------

December 31, 1995                                   821,974      9,197,575
                                             =============== ==============


PROVED DEVELOPED RESERVES:

December 31, 1993                                   630,987     10,393,884
                                             =============== ==============

December 31, 1994                                   877,659      9,174,506
                                             =============== ==============

December 31, 1995                                   723,934      9,034,234
                                             =============== ==============

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves at December 31, 1995, 1994 and 1993 (Unaudited)
-------------------------------------------------------------------------------

The following presents the Company's standardized measure of discounted future net cash flows as of December 31:

                                               1995            1994            1993
                                          -------------  -------------  --------------

Future cash inflows                         33,355,412   $ 30,767,733   $  31,790,790
Future production and development costs    (13,801,763)   (13,163,073)    (11,854,142)
                                          -------------  -------------  --------------

Future net cash flows before income taxes   19,553,649     17,604,660      19,936,648

10% annual discount                         (7,157,636)    (6,411,638)     (7,991,008)
                                          -------------  -------------  --------------
Discounted future net cash flows
    before income taxes                     12,396,013     11,193,022      11,945,640
Future income taxes, net of 10%
    annual discount                                  -       (758,358)     (1,227,681)
                                          -------------  -------------  --------------

Standardized measure of future
   discounted net cash flows of proved
   oil and gas reserves                     12,396,013   $ 10,434,664   $  10,717,959
                                          =============  =============  ==============


The future net cash flows were computed using year-end prices and costs and year-end statutory tax rates that relate to proved oil and gas reserves in which the Company has an interest.


The following presents the principal sources of change in the standardized measure of discounted future net cash flows during 1995, 1994 and 1993:

                                              1995          1994          1993
                                          ------------  ------------  ------------

Sales and transfers of oil and gas
   produced, net of production costs       (2,631,151)  $(3,253,706)  $(3,261,829)
Net changes in prices and  production
   costs                                    1,687,546    (1,897,397)      265,663
Purchases of minerals in place                870,065     3,013,306     2,590,014
Sales of minerals in place                   (368,345)      (95,769)      (12,196)
Revisions of previous quantity estimates      662,456      (209,215)      704,128
Accretion of discount                       1,119,302     1,194,564     1,044,400
Net change in income taxes                    758,358       469,323       (63,470)
Changes in production rates (timing)
   and other                                 (136,882)      495,599       171,462
                                          ------------  ------------  ------------

Change in standardized measure of
   discounted future net cash flows         1,961,349   $  (283,295)  $ 1,438,172
                                          ============  ============  ============

                   In addition to the above presented oil and gas reserves, the Company also has interests in certain gas processing plants and gas gathering systems. The total estimated future production of plant products is 176,689 barrels. The discounted future net cash flows (net of estimated future income taxes) relating to the Company's interests in these facilities are estimated to be approximately $407,136.

                   This valuation procedure does not purport to represent the fair market value of the Company's oil and gas properties.
                   An estimate of fair market value would also take into account , among other factors, anticipated changes in future prices of oil and gas and related development and production costs and the likelihood of future recoveries of oil and gas quantities different from the current estimate of proved reserves.
                   -------------------------------------------------------------

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


                     Not applicable

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------------------



     Information related to this Item has been omitted pursuant to General Instruction E(3). Such information is incorporated herein by reference to the Proxy Statement for the 1996 Annual Meeting of Shareholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.


Item 10.  Executive Compensation


     Information related to this Item has been omitted pursuant to General Instruction E(3). Such information is incorporated herein by reference to the Proxy Statement for the 1996 Annual Meeting of Shareholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.


Item 11.  Security Ownership of Certain Beneficial Owners and Management


     Information related to this Item has been omitted pursuant to General Instruction E(3). Such information is incorporated herein by reference to the Proxy Statement for the 1996 Annual Meeting of Shareholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.


Item 12.                  Certain Relationships and Related Transactions


     See Note 1 to the Consolidated Financial Statements for information regarding the Company's stock repurchase from EDP.

                          Not Applicable


Item 13.   Exhibits and Reports on Form 8-K           Sequential
                                                        Page No.
                                                      -----------

                   (a) Exhibits

           (3) (a) Certificate of Incorporation of the Company as currently in effect. Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1992 where the same appeared as Exhibit 2.

               (b)   By-Laws of the Company as currently in effect.

                                      III-1

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

           (9)       Not Applicable

           (10)(a)   Employment Agreement between the Company and Gerald
                     B. Eckley, as amended May 19, 1992. Incorporated by reference to the Predecessor's Current Report on Form 8-K dated May 19, 1992, where the same appeared as Exhibit
                     2.

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

                                      III-2

                     Registration Statement No. 2-93688 filed with the Securities and Exchange Commission on July 1, 1992, where the same appeared as Exhibits 4(a) and 4(b).

           (11)      Not Applicable

           (13)      Not Applicable

           (18)      Not Applicable

           (19)      Not Applicable

           (22) Subsidiaries of Registrant. Incorporated by reference to Annual Report Form 10-K filed with the Securities and Exchange Commission on March 16, 1992.

           (23)      Not Applicable

           (24)      Not Applicable

           (25)      Not Applicable

           (28)      Not Applicable

           (29)      Not Applicable


(b)        Reports on Form 8-K

     No current report on Form 8-K was filed by the Company during the last quarter of the period covered by this report.

                                      III-3

                                                                EXHIBIT 24




Consent of Independent Auditors

Enex Resources Corporation:

We consent to the incorporation by reference of our report dated March 18, 1996, appearing in this Annual Report on Form 10-KSB of Enex Resources Corporation for the year ended December 31, 1995 in the Enex Employee Stock Purchase Plan filed in Registration Statement No. 33-48644 on Form S-8 on March 22, 1993; in the 1984 Incentive Stock Option Plan and 1979 Employees Non-qualified Stock Option Plan filed in Registration Statement No. 2-93688 on Form S-8 on July 1, 1992; in the 1990 Non-Qualified Stock Option Plan filed in Registration Statement No. 33-60084 on Form S-8 on March 22, 1993 and the 1991 Non- Qualified Stock Option Award Program filed in Registration Statement No. 33-60086 on Form S-8 on March 22, 1993.



DELOITTE & TOUCHE, LLP



Houston, Texas
March 25, 1996

                                   SIGNATURES


                  In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENEX RESOURCES CORPORATION


                                      By:    ENEX RESOURCES CORPORATION




March 18, 1996                        By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on March 15 1996, by the following persons in the capacities indicated.


ENEX RESOURCES CORPORATION


By:  /s/      G. B. Eckley
                                        President, Chief Executive
              ------------------        Officer and Director

              G. B. Eckley



     /s/      R. E. Densford            Vice President, Secretary, Treasurer,
                                        Chief Financial Officer and Director
             -------------------

              R. E. Densford



     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director