Form 10QSB
period 1996-03-31
ENEX RESOURCES CORP
filed 1996-05-15
CIK 314864

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

                               Yes x      No

                    (APPLICABLE ONLY TO CORPORATE ISSUERS)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                            Class              Outstanding at May 10, 1996

             Common Stock, $.05 par value               1,374,156

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
- -----------------------------------------------------------------------------

                                                   MARCH 31,  DECEMBER 31,
ASSETS                                               1996         1995
- ------
                                                ------------  ------------
                                                (Unaudited)
CURRENT ASSETS:
  Cash and certificates of deposit              $   178,862     $    806,196
  Accounts receivable:
    Managed limited partnerships                    763,260          756,741
    Oil and gas sales                               769,531          684,609
    Joint owner                                     171,567          325,816
   Receivable from property sales                         -          123,202
   Other accounts receivable                      1,293,437        1,298,698
  Notes receivable from managed limited
    partnerships                                     20,039           29,523
  Federal income tax receivable                      98,614           98,614
  Prepaid expenses & other current assets           425,481          505,206
  Deferred tax asset - current portion              109,706          112,174
                                                ------------    -------------

Total current assets                              3,830,497        4,740,779
                                                ------------    -------------

PROPERTY:
  Oil& gas properties (Successful efforts
  accounting method) Proved mineral
  interests and related equipment & facilities:
    Direct ownership                              7,219,786        8,134,074
    Derived from investment in managed
     limited partnerships                         5,869,775        6,707,824
  Furniture, fixtures and other (at cost)           342,835          341,507
                                                ------------    -------------

Total property                                   13,432,396       15,183,405
                                                ------------    -------------

Less accumulated depreciation,
  depletion and amortization                      6,851,998        5,602,987
                                                ------------    -------------

Property, net                                     6,580,398        9,580,418
                                                ------------    -------------

OTHER ASSETS
  Receivable from managed limited
   partnerships for start-up costs                1,770,496       2,171,636
  Deferred tax asset                                565,326          536,256
  Deferred organization expenses and other            6,894            8,233
                                                ------------    -------------

Total other assets                                2,342,716        2,716,125
                                                ------------    -------------

TOTAL                                           $12,753,611     $ 17,037,322
                                                ============    =============

See accompanying notes to consolidated financial statements.
- -----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------

                                                          MARCH 31,       DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                        1996              1995
- ------------------------------------
                                                     ---------------    --------------
                                                         (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                  $     246,650      $    725,110
   Current portion of long-term debt                       145,000           850,000
                                                    ---------------     -------------

Total current liabilities                                  391,650         1,575,110
                                                    ---------------     -------------


COMMITMENTS AND
CONTINGENT LIABILITIES
                                                    ---------------     -------------

TOTAL LIABILITIES                                          391,650         1,575,110
                                                    ---------------      ------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   $5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,676,342 shares issued at March 31, 1996 and
    1,642,859 shares issued at December 31, 1995            83,817            82,143
Additional paid-in capital                              10,077,611         9,944,967
Retained earnings                                        3,741,159         7,041,773
Less cost of treasury stock;
 302,186 shares at March 31, 1996 and
 315,136 shares at December 31, 1995                    (1,540,626)       (1,606,671)
                                                    ---------------     -------------

TOTAL STOCKHOLDERS' EQUITY                              12,361,961        15,462,212
                                                    ---------------     -------------

TOTAL                                                $  12,753,611      $ 17,037,322
                                                    ===============     =============



See accompanying notes to consolidated financial statements.
- -------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
- ------------------------------------------------------------------------------

(UNAUDITED)
                                                    THREE MONTHS ENDED
                                             --------------------------------
                                               March 31,            March 31,
                                                    1996               1995
                                             -----------------   ------------

REVENUES:
Oil and gas sales                            $      1,303,677    $ 1,300,516
Gas plant sales                                       113,235         93,553
Other revenues                                         60,049         24,920
Interest income                                         6,820         15,370
                                             -----------------   ------------

   Total revenues                                   1,483,781      1,434,359
                                             -----------------   ------------

EXPENSES:
  General and administrative                          360,818        281,462
  Lease operating and other expenses                  492,211        454,314
  Gas purchases and plant operating expenses           85,149         67,381
  Production taxes                                     73,054         82,487
  Depreciation, depletion and amortization            207,559        392,634
  Impairment of assets                              3,581,603              -
  Interest expense                                     10,603         51,524
                                             -----------------   ------------

Total expenses                                      4,810,997      1,329,802
                                             -----------------   ------------

Earnings(loss) before other income
  and income taxes                                 (3,327,216)       104,557
                                             -----------------   ------------

INCOME TAX CREDIT:
   Deferred                                           (26,602)       (71,884)
                                             -----------------   ------------

NET INCOME(LOSS)                             $     (3,300,614)    $  176,441
                                             =================   ============

PRIMARY EARNINGS(LOSS)PER SHARE              $          (2.30)    $     0.13
                                             =================   ============

FULLY DILUTED EARNINGS(LOSS)PER SHARE        $          (2.30)    $     0.13
                                             =================   ============




See accompanying notes to consolidated financial statements.
- -----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

(UNAUDITED)                                              THREE MONTHS ENDED

                                                      MARCH 31,      MARCH 31,
                                                        1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:              ------------     ----------
Net income (loss)                                 $ (3,300,614)    $  176,441
Adjustments to reconcile net income(loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization             207,559        392,634
  Impairment of assets                               3,581,603              -
  Increase in deferred tax asset                       (26,602)       (71,884)
  Noncash expense from stock purchase plan             100,363        201,000
  Gain from sale of property                           (54,416)             -
                                                     ----------      --------
                                                       507,893        698,191
                                                     ----------      --------
  Changes in assets and liabilities:
  (Increase) decrease in accounts receivable           368,155       (199,933)
  (Increase) in prepaid expenses & other assets       (148,148)       (42,433)
  (Decrease) in accounts payable                      (518,964)      (613,756)
                                                     ----------      --------
Net cash provided (used) by operating activities       208,936       (157,931)
                                                     ----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                       69,051              -
   Property additions                                 (309,805)      (316,993)
   Receipt of payment on notes receivable from
     managed limited partnerships                        9,484         24,954
                                                     ----------      --------
Net cash used by investing activities                 (231,270)      (292,039)
                                                     ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                 -        260,000
    Repayment of long-term debt                       (705,000)      (100,000)
    Proceeds from exercise of stock options            100,000         39,000
                                                     ----------      --------
Net cash provided (used) by financing activities      (605,000)       199,000
                                                     ----------      --------
NET (DECREASE) IN CASH                                (627,334)      (250,970)

CASH AT BEGINNING OF YEAR                              806,196        642,659
                                                     ----------      --------
CASH AT END OF QUARTER                              $  178,862     $  391,689
                                                     ==========      ========




See accompanying notes to financial statements.

ENEX RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1996


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      General - Enex Resources Corporation (the "Company") acquires interests in producing oil and gas properties and sponsors and manages investment limited partnerships. At March 31, 1996, the Company served as managing general partner for the 41 publicly offered limited partnerships of Enex Program I Partners, L.P., Enex Oil & Gas Income Programs II, III, IV, V, VI, Enex Income and Retirement Fund, Enex 88-89 Income and Retirement Fund, and Enex 90-91 Income and Retirement Fund, (collectively, the "Partnerships"). The Partnerships own $156 million, at cost, of proved oil and gas properties in which the Company generally has a 10% interest as the general partner in addition to its proportional interest as a limited partner of approximately 4% to 53%. Accumulated depreciation and depletion for such oil and gas properties at March 31, 1996 was $141 million.

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

      Income Per Share - Primary and fully diluted earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents outstanding during the respective periods. The weighted average number of shares used to compute primary and fully diluted earnings per common share was:



                                         Primary               Fully Diluted
                                   ------------------       -------------------

Quarter ended March 31, 1996            1,432,922                1,832,922

Quarter ended March 31, 1995            1,386,864                1,386,864

2.    DEBT

      The long-term debt at March 31, 1996 consists of a $145,000 loan from a bank under a $2.8 million revolving line of credit collateralized by substantially all of the assets of the Company. The bank loan proceeds were primarily utilized to purchase producing oil and gas properties and additional interests in managed limited partnerships. The bank loan bears interest at a rate of prime plus three-quarters of one percent (3/4%) or an average rate of 9.00% and 9.29% in the first quarter of 1995 and 1994, respectively. Principal payments of $705,000 and $100,000 were made in the first quarter of 1996 and 1995, respectively. The debt was completely repaid in May, 1996.

3.    COMMITMENTS AND CONTINGENT LIABILITIES

      As general partner, the Company is contingently liable for all debts and actions of the managed limited partnerships. However, in management's opinion, the existing assets of the limited partnerships are sufficient to satisfy any such partnership indebtedness.

4.    NOTES RECEIVABLE FROM MANAGED LIMITED PARTNERSHIPS

      On December 29, 1994, in order to partially finance the purchase of a property acquisition, a managed limited partnership borrowed a net $60,572 from the Company. The resulting note receivable bears interest at the Company's borrowing rate of prime plus three-fourths of one percent, or a weighted average 9.00% and 9.75% in the first quarter of 1996 and 1995, respectively. Principal payments of $9,484 and $24,954 were received on the note receivable in the first quarter of 1996 and 1995, respectively.

5.    IMPAIRMENT OF ASSETS

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. This standard requires the evaluation of oil and gas assets on an individual property basis versus a company-wide basis which would not have resulted in a write-down. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $3,581,603 for certain oil and gas properties and other assets due to market indications that the carrying amounts were not fully recoverable.

6.    INCOME TAXES

      The Company recognized a deferred tax credit of $26,602 and $71,884 in the first quarter of 1996 and 1995, respectively.

      Deferred income taxes reflect the net tax of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of March 31, 1996, are as follows:


Difference between tax and book net property
   basis                                    $       432,729

Difference between basis in managed limited
  partnerships for financial reporting purposes
  and income tax purposes                         4,308,259



Intangible drilling costs which remain
   capitalized for financial reporting purposes
    which were deducted for federal income tax     (77,928)
    purposes

Timing difference from lawsuit contingency         (50,683)


Other, net                                           61,999

Net operating loss carryforward (expires 2009)      602,248
                                           -----------------

Deferred tax asset                                5,276,624

Valuation allowance                             (4,601,592)
                                           -----------------

Net deferred tax asset                       $      675,032
                                           =================


The valuation allowance reserves the net deferred tax asset at March 31, 1996, due to uncertainties inherent in the oil and gas market.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION

In the first quarter of 1996, higher oil and gas prices increased oil and gas revenues and earnings. A noncash write-down of the Company's assets in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," resulting in a loss for the first quarter of 1996. Excluding this charge, net income was $280,989 or $.20 per share in the first quarter of 1996 as compared to $176,441 or $.13 per share in the first quarter of 1995.


                        Liquidity and Capital Resources

The higher oil and gas prices in the first quarter of 1996 increased the Company's cash flow from operations. Cash flow from operations increased to $208,936 in the first quarter of 1996 as compared with $157,931 used by operations in the same period of 1995. This represents an increase of $366,867. The higher cash flow was primarily the result of a $368,155 decrease in accounts receivable in the first quarter of 1996 as compared to a $199,933 increase in accounts receivable in 1995. The Company lowered accounts payable by $548,964 and $613,756 in the first quarter of 1996 and 1995, respectively. To this cash flow from operations, net payments received on notes receivable from managed limited partnerships added $9,484 and $24,954 in the first quarter of 1996 and 1995, respectively. Proceeds from the exercise of stock options added $100,000 and $39,000, in the first quarter of 1996 and 1995, respectively, while net borrowings against a bank line of credit added $160,000 in 1995.

In the first quarter of 1996, the Company utilized its cash flow to repay the bank loan and purchase additional reserves and limited partnership interests. The Company repaid $705,000 of the bank loan in the first quarter of 1996. The remaining $145,000 debt was repaid in May, 1996. A total of $309,805 was used for the improvement of proved oil and gas properties and acquisition of limited partnership interests. The Company utilized the funds to purchase partnership interests and drill wells in the Schlensker and Dent acquisitions.

In the first quarter of 1995, the Company utilized its cash flow to purchase additional reserves and limited partnership interests. A total of $316,993 was used for the acquisition and improvement of proved oil and gas reserves. The Company utilized the funds to purchase partnership interests, drill wells on the FEC, O' Neil and A&W acquisitions, participate in a waterflood expansion program at Shafter Lake and recomplete wells in the McBride and Florida acquisitions.

Working capital was $3,161,579 at March 31, 1996 as compared to $3,165,669 at December 31, 1995. At March 31, 1996, the Company's current ratio was 9.07 to one and its debt to equity ratio was 1%, as total debt was $145,000.

                             Results of Operations

The Company reported a net loss in the first quarter of 1996 of $3,300,614, or $2.30 per share. This includes a $3,581,603 nonrecurring charge due to SFAS 121. Excluding this charge, net income was $280,989 or $.20 as compared to $176,441, or $.13 per share, in the first quarter of 1995. The increase in net income in 1996 was primarily attributable to higher prices for oil and gas.

Oil and gas sales were $1,303,677 in the first quarter of 1996 versus $1,300,516 in the corresponding period of 1995. This increase of $3,161 was due primarily to higher oil and gas prices in 1995, partially offset by lower oil and gas production. Gas revenues increased by $47,404 or 8% from $570,595 in the first quarter of 1995 to $617,999 in the first quarter of 1996. This increase was primarily a result of a 31% increase in average gas prices, which increased gas revenues by $145,567. The price increase was partially offset by a 17% decrease in gas production. The increase in gas prices corresponds with changes in the overall market for the sale of gas. The decrease in gas production was primarily due to natural production declines.

Oil revenues decreased by $44,243, or 6%, from $729,921 in the first quarter of 1995 to $685,678 in the first quarter of 1995. A 17% decrease in oil production reduced sales by $122,248. This decrease was partially offset by a 13% increase in average oil prices. The decrease in oil production was primarily due to natural production declines. The increase in average oil prices corresponds with higher prices in the overall market for the sale of oil.

Gas plant sales increased by $19,682 or 21% from $93,553 in the first quarter of 1995 to $113,235 in the first quarter of 1996. A 21% increase in the average sales price of gas plant product increased sales by $19,633. A slight increase in the production of gas plant products increased sales by an additional $49. The increase in the average sales price of gas plant products corresponds with higher prices in the overall market for the sale of gas plant products.

Other revenues were $60,049 and $24,920 in the first quarter of 1996 and 1995, respectively. This increase of $35,129 was primarily due to gains from sales of properties of $54,416 in the first quarter of 1996.

General and administrative expenses were $281,462 in the first quarter of 1995 versus $360,818 in the corresponding period in 1996. The increase of $79,356 was primarily a result of the Company retaining a larger portion of the general and administrative expenses allocated to its managed limited partnerships.

Lease operating and other expenses increased from $454,314 in the first quarter of 1995 to $492,211 in the first quarter of 1996. The increase of $37,897 or 8% was primarily a result of workover expenses incurred on the McBride and Florida acquisitions.

Depletion, depreciation and amortization ("DD&A") expense decreased from $392,634 in the first quarter of 1995 to $207,559 in the first quarter of 1996. This represents a decrease of $185,075 or 47%. A 41% decrease in the depletion rate reduced DD&A expense by $142,311. The changes in production, noted above, reduced DD&A expense by an additional $42,764. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $3,581,603 impairment during the first quarter of 1996.

In the first quarter of 1996, the Company incurred $3,783 of net interest expense as compared to $36,154 in the first quarter of 1995. The decrease in net interest expense is a result of the repayment of the bank debt during 1995 and the first quarter of 1996.

In the first three months of 1996, the Company recorded an income tax credit of $26,602 as compared to a credit of $71,884 in the first quarter of 1995. The credits are primarily a result of the Company's continued utilization of its deferred tax asset which resulted from the acquisition of properties with a higher tax basis. At March 31, 1996, the Company had a substantial net deferred tax asset of $5,276,624. Due to uncertainties inherent in the oil and gas market, a valuation allowance reserved all but $675,032 of the net deferred tax asset.



                                Future Outlook

Higher prices for oil and gas in the first quarter of 1996, increased net income and allowed the Company to completely repay its bank loan in May 1996. Enex has positioned itself to take advantage of business favorable business opportunities.

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

Item 1Legal Proceedings.

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

            (11)  Not Applicable

            (15)  Not Applicable

            (18)  Not Applicable

            (19)  Not Applicable

            (20)  Not Applicable

            (23)  Not Applicable

            (24)  Not Applicable

            (25)  Not Applicable

            (28)  Not Applicable

      (b)   Reports on Form 8-K

            The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                     SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                   ENEX RESOURCES CORPORATION
                                                   --------------------------
                                                          (Registrant)





                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer