Form 10QSB/A
period 1996-03-31
ENEX RESOURCES CORP
filed 1996-05-16
CIK 314864

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
                                    10-QSB/A
                                  AMENDMENT 1

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

2.    DEBT


      The long-term debt at March 31, 1996 consists of a $145,000 loan from a bank under a $2.8 million revolving line of credit collateralized by substantially all of the assets of the Company. The bank loan proceeds were primarily utilized to purchase producing oil and gas properties and additional interests in managed limited partnerships. The bank loan bears interest at a rate of prime plus three-quarters of one percent (3/4%) or an average rate of 9.00% and 9.29% in the first quarter of 1996 and 1995, respectively. Principal payments of $705,000 and $100,000 were made in the first quarter of 1996 and 1995, respectively. The debt was completely repaid in May, 1996.


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

5.    IMPAIRMENT OF ASSETS


      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. This standard requires the evaluation of oil and gas assets on an individual property basis versus a company-wide basis. In the first quarter of 1996, the Company implemented SFAS 121 and recognized a non-cash impairment provision of $3,581,603 for certain oil and gas properties and other assets.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION


     In the first quarter of 1996, higher oil and gas prices increased oil and gas revenues and earnings. The Company recorded a $3.6 million noncash write-down of the Company's assets in accordance with the Financial
     Accounting Standards Board's Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," resulting in a $3.3 million loss for the first quarter of 1996. Excluding this charge, net income was $280,989 or $.20 per share in the first quarter of 1996 as compared to $176,441 or $.13 per share in the first quarter of 1995.



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


Working capital was $3,438,847 at March 31, 1996 as compared to $3,165,669 at December 31, 1995. At March 31, 1996, the Company's current ratio was 9.78 to one and its debt to equity ratio was 1%, as total debt was $145,000.

                             Results of Operations


          The  Company  reported  a net  loss in the  first  quarter  of 1996 of
          $3,300,614,   or  $2.30  per  share.   This   includes  a   $3,581,603
          nonrecurring charge due to the implentation of SFAS 121. Excluding this charge, net income was $280,989 or $.20 as compared to $176,441, or $.13 per share, in the first quarter of 1995. The increase in net income in 1996 was primarily attributable to higher prices for oil and gas.


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