Form 10KSB/A
period 1995-12-31
ENEX RESOURCES CORP
filed 1996-11-08
CIK 314864

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A


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

                      Documents Incorporated by Reference:

                                      NONE

----------------------------------------------------------------------------


----------------------------------------------------------------------------

Prepaid expenses and other current assets increased to $505,206 at December 31, 1995 from $257,386 at December 31, 1994. This represents an increase of $247,820. This increase is primarily the result of prepaid expenses related to the liquidation of six managed limited partnerships and the consolidation of 34 managed limited partnerships, which were both in progress at December 31, 1995.


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





DELOITTE & TOUCHE LLP



Houston, Texas
March 18, 1996
                foregone net revenues will be allocated to the limited partners until such time as no Deficiency exists. During 1993, 1994 and 1995, the general partner's 10% share of Program II net revenues, totaling $37,122, $41,119 and $64,046, respectively, was allocated to the limited partners. During 1994 and 1995, the general partner's 10% share of Program I net revenues, totaling $31,830 and $99,154, respectively, was allocated to the limited partners.

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


2.              COSTS REIMBURSABLE BY AND RECEIVABLE FROM
                MANAGED LIMITED PARTNERSHIPS


     Certain startup and ongoing general and administrative costs are incurred by the Company on behalf of its managed limited partnerships. These costs are allocated to the partnerships in accordance with the Partnership Agreements and are reimbursed to the Company over a period generally not to exceed five years. The anticipated receipt of such receivables have been scheduled in accordance with projected future net revenues and based upon historical collections. The receivables have been classified as current or non-current in accordance with such projections. The Company's balance sheet at December 31, 1995, also reflects a note receivable from a managed limited partnership. This note was a result of the company partially financing the purchase of an oil and gas interest made by the limited partnership. The resulting note is subject to a formal agreement with terms as discussed in Note 5, below.


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
                                                      ============       =============


The valuation allowance reserves the net deferred tax asset due to uncertainties inherent in the oil and gas market. The Company estimated the amount of future tax benefit to be received from the deferred tax asset using estimated future net revenues and future tax expenses. The remaining amount of the gross deferred tax asset is reserved by a valuation allowance. The valuation allowance decreased by $697,269 and $640,091 in 1995 and 1994, respectively.

9.                 COMMITMENTS AND CONTINGENT LIABILITIES


                   The Company is committed to offer to repurchase the limited partners' interests in its managed limited partnerships formed under the Programs (except for Programs I,V and VI) at annual intervals. The purchase price is based primarily on reserve reports prepared by independent petroleum engineers, reduced by a risk factor. Generally, for the first three annual purchase offers after the formation of a partnership, the Company's annual repurchase obligation is limited to the lesser of 10% to 25% of initial partnership subscriptions or $1,000,000 per partnership. As of December 31, 1995, such commitments totaled $3,952,698. During 1995, 1994 and 1993, the Company paid cash to repurchase limited partner interests as follows:



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

                                      ENEX RESOURCES CORPORATION


                                      By:    ENEX RESOURCES CORPORATION





November 7, 1996                      By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on November 7, 1996, by the following persons in the capacities indicated.



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