Form 10QSB
period 1996-09-30
ENEX RESOURCES CORP
filed 1996-11-14
CIK 314864

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

Transitional Small Business Disclosure Format (Check one):

                                 Yes        No x

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                       Outstanding at November 11, 1996

 Common Stock, $.05 par value                           1,364,235

                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------

                                                            September 30,            DECEMBER 31,
ASSETS                                                           1996                    1995
                                                        ---------------------       ----------------
                                                             (Unaudited)
CURRENT ASSETS:
  Cash and certificates of deposit                      $    1,489,837        $       806,196
  Accounts receivable:
    Managed limited partnerships                               610,435                756,741
    Oil and gas sales                                          796,891                684,609
    Joint owner                                                257,689                325,816
    Receivable from property sales                                   -                123,202
    Other accounts receivable                                1,128,200              1,298,698
  Notes receivable from managed limited
    partnerships                                                10,578                 29,523
  Federal income tax receivable                                 83,398                 98,614
  Deferred tax asset -  current portion                        108,325                112,174
  Prepaid expenses & other current assets                      481,090                505,206
                                                        ---------------       ----------------

Total current assets                                         4,966,443              4,740,779
                                                        ---------------       ----------------

PROPERTY:
  Oil& gas  properties  (Successful  efforts  accounting  method) Proved mineral interests and related equipment & facilities:
    Direct ownership                                         6,983,907              8,134,074
    Derived from investment in managed
     limited partnerships                                    4,886,483              6,707,824
  Furniture, fixtures and other (at cost)                      343,758                341,507
                                                        ---------------       ----------------

Total property                                              12,214,148             15,183,405
                                                        ---------------       ----------------

Less accumulated depreciation,
  depletion and amortization                                 5,737,840              5,602,987
                                                        ---------------       ----------------

Property, net                                                6,476,308              9,580,418
                                                        ---------------       ----------------

OTHER ASSETS
  Receivable from managed limited
   partnerships for start-up costs                           1,291,225              2,171,636
  Deferred tax asset                                           614,205                536,256
  Deferred organization expenses and other                       5,254                  8,233
                                                        ---------------       ----------------

Total other assets                                           1,910,684              2,716,125
                                                        ---------------       ----------------

TOTAL                                                   $   13,353,435        $    17,037,322
                                                        ===============       ================


See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                              September 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                              1996             1995
                                                            ------------------  -----------
                                                               (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                         $   338,956      $    725,110
   Current portion of long-term debt                                  -           850,000
                                                            ------------     -------------

Total current liabilities                                       338,956         1,575,110
                                                            ------------     -------------


COMMITMENTS AND
CONTINGENT LIABILITIES                                                -                 -
                                                            ------------     -------------

TOTAL LIABILITIES                                               338,956         1,575,110
                                                            ------------       -----------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   $5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,665,359 shares issued at September 30, 1996 and
    1,642,859 shares issued at December 31, 1995                 83,268            82,143
Additional paid-in capital                                   10,104,700         9,944,967
Retained earnings                                             4,406,076         7,041,773
Less cost of treasury stock;
 301,124 shares at September 30, 1996 and
 315,136 shares at December 31, 1995                         (1,579,565)       (1,606,671)
                                                            ------------     -------------

TOTAL STOCKHOLDERS' EQUITY                                   13,014,479        15,462,212
                                                            ------------     -------------

TOTAL                                                       $13,353,435      $ 17,037,322
                                                            ============     =============




See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------

(UNAUDITED)                                          QUARTER ENDED                    NINE  MONTHS ENDED
                                             -----------------------------     -------------------------

                                             September 30,    September 30,    September 30,  September 30,
                                                 1996             1995            1996           1995
                                             ---------------  ------------     -----------    -----------

REVENUES:
Oil and gas sales                            S    1,603,321   $ 1,210,145      $4,336,806     $3,715,802
Gas plant sales                                     121,063       101,496         357,386        303,826
Gain on sale of property                              8,754       239,068         147,229        239,068
Other revenues                                       33,135        72,305          60,771        189,927
Interest income                                       1,111         5,057          12,185         25,762
                                             ---------------  ------------     -----------    -----------

Total revenues                                    1,767,384     1,628,071       4,914,377      4,474,385
                                             ---------------  ------------     -----------    -----------

EXPENSES:
  General and administrative                        292,064       304,387         968,548        887,162
  Lease operating and other expenses                499,975       475,881       1,504,162      1,426,543
  Gas purchases and plant operating expenses         93,243        68,710         281,460        201,700
  Production taxes                                   94,244        71,783         250,972        230,509
  Depreciation, depletion and amortization          354,313       410,228         886,763      1,191,496
  Impairment of assets                                    -             -       3,581,603              -
  Interest expense                                      142        43,773          12,384        143,525
                                             ---------------  ------------     -----------    -----------

Total expenses                                    1,333,981     1,374,762       7,485,892      4,080,935
                                             ---------------  ------------     -----------    -----------

Income (loss) before income taxes                   433,403       253,309      (2,571,515)       393,450
                                             ---------------  ------------     -----------    -----------

INCOME TAX CREDIT:
   Deferred                                         (24,854)      (24,142)        (74,101)      (173,593)
                                             ---------------  ------------     -----------    -----------

NET INCOME (LOSS)                             S     458,257   $   277,451      $(2,497,414)    $ 567,043
                                             ===============  ============     ===========    ===========

PRIMARY EARNINGS PER SHARE                    S        0.32   $      0.20       $   (1.83)     $    0.40
                                             ===============  ============     ===========    ===========





See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------

(UNAUDITED)                                                            NINE MONTHS ENDED
                                                             -----------------------------------------

                                                              September 30,        September 30,
                                                                  1996                 1995
                                                             ---------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $   (2,497,414)       $   567,043
                                                             ---------------       ------------
Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
   Depreciation, depletion and amortization                         886,763          1,191,496
   Impairment of assets                                           3,581,603                  -
   Gain on sale of property                                        (147,229)          (239,069)
   Noncash expense from stock purchase plan                         177,138            201,000
   Increase in deferred tax asset                                   (74,101)          (173,593)

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                        884,878            (49,202)
  (Increase) in prepaid expenses & other assets                    (204,245)          (551,842)
  (Decrease) in accounts payable                                   (386,657)          (580,877)
                                                             ---------------       ------------

Net cash provided  by operating activities                        2,220,736            364,956
                                                             ---------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                   202,793            419,230
   Property additions                                              (781,376)          (855,246)
   Reduction  in notes receivable from
     managed limited partnerships                                    18,945             61,435
                                                             ---------------       ------------

Net cash (used) by investing activities                            (559,638)          (374,581)
                                                             ---------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                               -            260,000
   Repayment of long-term debt                                     (850,000)          (484,000)
   Purchase of treasury stock                                       (89,174)                 -
   Payment of cash dividend                                        (138,283)          (133,716)
   Proceeds from exercise of stock options                          100,000             39,000
                                                             ---------------       ------------

Net cash (used) by financing activities                            (977,457)          (318,716)
                                                             ---------------       ------------

NET INCREASE (DECREASE) IN CASH                                     683,641           (328,341)

CASH AT BEGINNING OF YEAR                                           806,196            642,659
                                                             ---------------       ------------

CASH AT END OF PERIOD                                         $   1,489,837        $   314,318
                                                             ===============       ============


See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General - Enex Resources Corporation (the "Company") acquires interests in producing oil and gas properties and manages investment limited partnerships. As of September 30, 1996, the Company served as managing general partner for the 41 publicly offered limited partnerships of Enex Program I Partners, L.P., Enex Oil & Gas Income Programs II, III, IV, V, VI, Enex Income and Retirement Fund, Enex 88-89 Income and Retirement Fund, and Enex 90-91 Income and Retirement Fund (collectively, the "Partnerships"). The Partnerships own $154 million, at cost, of proved oil and gas properties in which the Company normally has a 10% interest as the general partner in addition to its proportional interest as a limited partner of approximately 1% to 54%. Accumulated depreciation and depletion for such oil and gas properties at September 30, 1996 was approximately $140 million.

         The interim financial information included herein is unaudited; however, such information reflects all adjustments. All such adjustments were normal recurring adjustments, except for the impairment of assets, discussed in note 5, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

         Income Per Share - Primary and fully diluted earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents outstanding during the respective periods.
         Common share equivalents include common stock options. Common share equivalents are not included in the "Nine months ended September 30, 1996" number of shares because they are antidilutive. The weighted average number of shares used to compute primary earnings per common share was:



                                                                 Primary
                                                      ------------------------

Quarter ended September 30, 1996                                1,452,236

Quarter ended September 30, 1995                                1,413,092

Nine months ended September 30, 1996                           1,367,109

Nine months ended September 30, 1995                           1,427,993

2.       DEBT

         The long-term debt at December 31, 1995 consisted of an $850,000 loan from a bank under a $2.8 million revolving line of credit. The bank loan proceeds were primarily used to purchase producing oil and gas properties and additional interests in managed limited partnerships. The loan bore interest at a rate of prime plus three-quarters of one percent (3/4%) or at an average rate of 9.60% during the third quarter of 1995, and 9.00% during the first five months of 1996 and 9.50% during the first nine months of 1995. Principal payments of $84,000 were made on the debt in the third quarter of 1995. The debt was completely repaid in May 1996.

3.       COMMITMENTS AND CONTINGENT LIABILITIES

         As general partner, the Company is contingently liable for all debts and actions of the managed limited partnerships. However, in management's opinion, the existing assets of the limited partnerships are sufficient to satisfy any such partnership indebtedness.

4.       NOTES RECEIVABLE FROM MANAGED LIMITED PARTNERSHIPS

         On December 29, 1994, in order to partially finance the purchase of a property acquisition, a managed limited partnership borrowed a net $60,572 from the Company. The resulting note bears interest at the Company's borrowing rate of prime plus three-fourths of one percent, or a weighted average of 9.00% and 9.75% in the third quarter of 1996 and 1995, respectively, and 9.03% and 9.69% in the first nine months of 1996 and 1995, respectively. Principal payments of $7,538 and $23,235 were received on the note receivable in the third quarter of 1996 and 1995, respectively, and principal payments of $12,045 and $34,234 were received in the first nine months of 1996 and 1995, respectively.

5.       IMPAIRMENT OF ASSETS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
         Disposed  Of,"  which  requires  certain  assets  to  be  reviewed  for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. This standard requires the evaluation of oil and gas assets on an individual property basis versus a company-wide basis. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H.J. Gruy and Associates, Inc. ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company implemented SFAS 121 and recognized a non-cash impairment provision of $3,581,603 for certain oil and gas properties and other assets.

6.       INCOME TAXES

         The Company adopted Statement of Financial Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes," which was adopted by the company in 1988. The Company recognized a deferred tax credit of $24,854 and $24,142 in the third quarter of 1996 and 1995, respectively, and $74,101 and $173,593 in the first nine months of 1996 and 1995, respectively.

         Deferred income taxes reflect the net tax of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of September 30, 1996, are as follows:


Difference between tax and book net property basis     $        396,117

Difference between basis in managed limited
partnerships for financial reporting purposes and
income tax purposes                                           4,284,695

Intangible drilling costs which remain
 capitalized  for  financial  reporting
purposes which were deducted for
federal income tax purposes                                   (170,198)

Timing difference from lawsuit contingency                     (50,683)

Net operating loss carryforward (expires 2009)                  567,745
                                                     --------------------

Deferred tax asset                                            5,027,676

Valuation allowance                                         (4,305,146)
                                                     --------------------

Net deferred tax asset                                  $       722,530
                                                     ====================

         The valuation allowance reserves the net deferred tax asset at September 30, 1996 due to uncertainties inherent in the oil and gas market. The Company estimated the amount of future tax benefit to be received from the deferred tax asset using estimated future net revenues and future tax expenses. The remaining amount of the gross deferred tax asset is reserved by a valuation allowance.

Item 2.            Management's Discussion and Analysis or Plan of Operation


In the third quarter of 1996, higher prices for oil and natural gas produced higher earnings and cash flows for the Company.


                                          Liquidity and Capital Resources

Cash flow provided by operating activities increased to $2,220,736 in the first nine months of 1996 as compared with $364,956 in the same period of 1995. This represents an increase of $1,855,780, which was primarily the result of higher sales prices for oil and natural gas which increased the cash flows from oil and gas properties, and a $934,080 increase in the collection of accounts receivable. To this cash flow from operations, payments received on notes receivable from managed limited partnerships added $18,945 in the first nine months of 1996 versus $61,435 received in 1995. The Company sold its interests in a number of marginal and non-economic wells which yielded an additional $202,793 in the first nine months of 1996 versus $419,230 in the first nine months of 1995. Net payments on the Company's bank line-of-credit were $850,000, in 1996, which completely repaid all of the Company's debt in May, 1996. In the first nine months of 1995, payments on the line of credit were $484,000. Proceeds from the exercise of stock options added $100,000 and $39,000 to the cash flow in 1996 and 1995, respectively. A $.10 per share cash dividend was paid in the first nine months of both years utilizing $138,283 in 1996 and $133,716 in 1995. The Company also reinstituted its treasury stock purchase program in June of 1996 expending $89,174.

The improved cash flow allowed the Company to continue to purchase additional limited partnership interests and improve oil and gas properties. In the first nine months of 1996, the Company used $781,376 to purchase interests in the Company's managed limited partnerships, successfully drill two wells in the Schlensker acquisition and one well in the Dent acquisition and reworked wells in the Speary and Binger acquisitions.

In the first nine months of 1995, $855,246 of the cash flow was utilized to purchase interests in the Company's managed limited partnerships, drill wells on the A&W, Dent and FEC acquisitions, participate in a waterflood expansion program at Shafter Lake and recomplete wells in the McBride and Florida acquisitions.

Working capital improved to $4,627,487 at September 30, 1996 versus $3,165,669 at December 31, 1995. At September 30, 1996, the Company's current ratio was
14.65 to 1.00 and the Company had no long-term debt.

                              Results of Operations

The Company reported net income in the third quarter of 1996 of $458,257, or $.32 per share, as compared to $277,451, or $.20 per share, in the third quarter of 1995. In the first nine months of 1996, the Company reported a net loss of $2,497,414 or $1.83 per share. This loss includes a $3,581,603 nonrecurring charge due to the implementation of SFAS 121. Excluding this charge, the Company earned $1,084,189 or $.79 per share as compared to $567,043 or $.40 per share in the first nine months of 1995. The higher net income in 1996 was attributable to increased oil and gas revenues due primarily to higher oil and natural gas prices.

Oil and gas sales were $1,603,321 in the third quarter of 1996 versus $1,210,145 in the corresponding period of 1995. This increase of $393,176 or 32% was due primarily to the higher oil and natural gas prices experienced in the market during 1996. Oil revenues increased by $133,562 or 21% from $650,527 in the third quarter of 1995 to $784,089 in the third quarter of 1996. A 25% increase in the average oil sales price increased sales by $158,819. This increase was partially offset by a 4% decrease in oil production. The decrease in oil production was primarily a result natural production declines, partially offset by the additional interests acquired in the Company's managed limited partnerships. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. Gas revenues increased by 46% or $259,614 in the third quarter from $559,618 in 1995 to $819,232 in 1996. A 43% increase in the average gas sales price increased sales by $248,067. A 2% increase in gas production increased sales by an additional $11,547. The increase in gas production was primarily a result of the acquisition of additional partnership interests and additional production from two wells drilled in the Schlensker acquisition and one well in the Dent acquisition, partially offset by natural production declines. The increase in the average gas price corresponds with higher prices in the overall market for the sale of natural gas. Gas plant sales increased to $121,063 in the third quarter of 1996 from $101,496 in the third quarter of 1995. This represents an increase of $19,567 or 19%. A 19% increase in the average price for the sale of plant products increased sales by $18,910. A 1% increase in the production of gas plant products increased sales by an additional $657. The increase in the average price for the sale of gas plant products corresponds with higher prices in the overall market for the sale of gas plant products.

In the first nine months of 1996, oil and gas sales were $4,336,806 versus $3,715,802 in the first nine months of 1995. This represents an increase of $621,004 or 17%. During the first nine months of 1996, oil revenues increased by $109,043 or 5%, from $2,101,276 in 1995 to $2,210,319 in the first nine months of 1996. A 14% increase in the average oil sales price increased sales by $277,463. This increase was partially offset by an 8% decrease in oil production. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. The decrease in oil production was primarily the result of natural production declines, partially offset by the purchase of additional interests in limited partnerships. Gas revenues increased by 32% or $511,961 from $1,614,526 in the first nine months of 1995 to $2,126,487 in the first nine months of 1996. A 39% increase in the average gas sales price increased gas sales by $600,088. This increase was partially offset by a 5% decrease in gas production. The increase in the average gas sales price corresponds with higher prices in the overall market for the sale of gas. The decrease in gas production was primarily a result of natural production declines, partially offset by the acquisition of additional partnership interests. Gas plant sales increased to $357,386 in the first nine months of 1996 from $303,826 in the first nine months of 1995. This represents an increase of $53,560 or 18%. A 21% increase in the average price for the sale of plant products increased sales by $61,456. This increase was partially offset by a 3% decrease in production of gas plant products. The increase in the average price for the sale of gas plant products corresponds with higher prices in the overall market for the sale of gas plant products. The decrease in production of gas plant product was primarily a result of natural production declines.

Other revenues were $33,135 and $72,305 in the third quarter of 1996 and 1995, respectively. For the first nine months of 1996, other revenues were $60,771 versus $189,927 in the first nine months of 1995. The decreases were primarily due to a $88,069 gain from the early receipt of a notes receivable and $79,167 of rig rental and other revenues recognized in 1995. In 1996, the Company earned $32,813 in rig rental revenues.

In the third quarter of 1995, the Company sold a portion of its interest in the HNG acquisition, which it owns through its limited partner interest in Enex Program I Partners, L.P. The Company's portion of the proceeds from the sale was $393,801. A gain of $226,931 was recognized by the Company from the HNG sale. Additionally, the Company sold its interests in several other acquisitions for $25,429. A net gain of $12,138 was recognized by the Company from these sales. In the first nine months of 1996, the Company sold its interests in a number of marginal and non-economic wells for $202,793 recognizing a gain of $147,229.

General and administrative expenses were $292,064 in the third quarter of 1996 versus $304,387 in the third quarter of 1995. This represents a decrease of $12,323 or 5%. The decrease is a result of fewer staff working for the Company in 1996. General and administrative expenses increased to $968,548 in the first nine months of 1996 as compared to $887,162 in the first nine months of 1995. This represents an increase of $81,386 or 16%. The increase is primarily a result of the Company retaining a higher proportion of allocated general and administrative expenses in 1996, due to the acquisition of additional partnership interests.

Lease operating and other expenses increased to $499,975 in the third quarter of 1996 from $475,881 in the third quarter of 1995. This represents an increase of $24,094 or 5%. In the first nine months of 1996, lease operating expenses increased by $77,619 or 5% from $1,426,543 in 1995 to $1,504,162 in 1996. The increases were primarily a result of the purchase of additional interests in limited partnerships coupled with workover expenses incurred on the Speary and Binger acquisitions in 1996.

Depletion, depreciation and amortization expense decreased from $410,228 in the third quarter of 1995 to $354,313 in the third quarter of 1996. This represents a decrease of $55,915 or 14%. The decreases in production, noted above, reduced depreciation and depletion expenses by $1,304. A 13% decrease in the depletion rate reduced depreciation and depletion expense by an additional $54,611. Depreciation, depletion and amortization decreased from $1,191,496 in the first nine months of 1995 to $886,763 in the first nine months of 1996, a decrease of $304,733 or 26%. The decreases in production, noted above, reduced depreciation and depletion expense by

$73,514. A 21% decrease in the depletion rate reduced depreciation and depletion expense by an additional $231,219. The decreases in the depletion rate were the primarily due to the lower property basis resulting from the recognition of a $3,581,603 impairment during the first quarter of 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. This standard requires the evaluation of oil and gas assets on an individual property basis versus a company-wide basis. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H.J. Gruy and Associates, Inc. ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company implemented SFAS 121 and recognized a non-cash impairment provision of $3,581,603 for certain oil and gas properties and other assets.


In the third quarter of 1996, the Company had net interest income of $969 as compared with net interest expense of $38,716 in the third quarter of 1995. In the first nine months of 1996, the Company had net interest expense of $199 versus net interest expense of $117,763 in the first nine months of 1995. The decrease in net interest expense is a result of the repayment of the bank debt during 1995 and the first five months of 1996.

In the first nine months of 1996, the Company recorded an income tax credit of $74,101 as compared with a credit of $173,593 recognized in 1995. These credits are primarily a result of the Company's continued utilization of its deferred tax asset which resulted from the acquisition of properties with a higher tax basis. At September 30, 1996, the Company had a substantial net deferred tax asset of $5,027,676. Due to uncertainties inherent in the oil and gas market, a valuation allowance reserved all but $722,530 of the net deferred tax asset.

                                 Future Outlook

Higher prices for oil and gas continued in the third quarter of 1996 resulting in increased revenue, earnings and cash flow. The increased earnings and cash flow allowed the Company to reinstitute its treasury stock repurchase program in the third quarter. The Company's board of directors has authorized the purchase of up to 50,000 shares of its common stock in the open market.

On August 9, 1996, the Company submitted preliminary proxy material to the Securities and Exchange Commission ("SEC") with respect to a proposed consolidation of thirty-four of the Company's managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Higher earnings and cash flow have allowed the Company to continue to strengthen its financial position. The current ratio improved to 14.65 with virtually no debt. We continue to evaluate potential joint ventures or business combinations in order to maximize shareholder value. Cash flow will continue to be used to acquire additional producing properties. The Company has evaluated several drilling locations for further development. While the Company has no other material commitments for capital, a line of credit is maintained which allows the Company to respond to acquisition and investment opportunities.

In June 1996, the Company declared a $.10 per share dividend, which was paid to shareholders on July 6, 1996. This payment continues the Company's regular semi-annual dividend payment.

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

                  (11)     Not Applicable

                  (15)     Not Applicable

                  (18)     Not Applicable

                  (19)     Not Applicable

                  (20)     Not Applicable

                  (23)     Not Applicable

                  (24)     Not Applicable

                  (25)     Not Applicable

                  (28)     Not Applicable

         (b) Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    ENEX RESOURCES CORPORATION
                                         (Registrant)





                                   By:   /s/  R. E. Densford
                                      ------------------------
                                             R. E. Densford
                                            Vice President, Secretary
                                        Treasurer and Chief Financial
                                                   Officer


November 13, 1996                  By:    /s/  James A. Klein
                                      -----------------------
                                               James A. Klein
                                           Controller and Chief
                                             Accounting Officer