Form 10KSB/A
period 1995-12-31
ENEX RESOURCES CORP
filed 1997-01-08
CIK 314864

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                  AMENDMENT II

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

                            FORM 10-KSB/A ANNUAL REPORT
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




-------------------------------------------------------------------------------

In 1995, Enex increased net income by reducing general and administrative expenses by over 27%. This allowed Enex to dramatically reduce its long-term and short-term debt, despite historically low prices for natural gas. At December 31, 1995, Enex had a debt-to-equity ratio of just 5% and a current ratio of 3.01 with no long-term debt. Such prepaid expenses include legal and accounting fees and the allocation of the staff time of the General Partner s personnel incurred in the preparation of SEC filings and other data utilized in the liquidation of six partnerships and for the consolidation of 34 partnerships.


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

Prepaid expenses and other current assets increased to $505,206 at December 31, 1995 from $257,386 at December 31, 1994. This represents an increase of $247,820. This increase is primarily the result of prepaid expenses related to the liquidation of six managed limited partnerships and the consolidation of 34 managed limited partnerships, which were both in progress at December 31, 1995. Such prepaid expenses include legal and accounting fees and the allocation of the staff time of the General Partner s personnel incurred in the preparation of SEC filings and other data utilized in the liquidation of six partnerships and for the consolidation of 34 partnerships.


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
                                                    ============   ============     ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                         $   176,089    $   138,539      $    72,389
   Income taxes                                              -              -       $   140,344


Noncash transaction-Sale of oil and gas property    $   123,202


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


               Accounts Receivable from Joint Owners - The General Partner, as operator for jointly-owned properties, bills joint owners monthly for cost expended by the General Partner for the joint owners share of operating costs and capital expenditures.

               Other Accounts Receivable - The General Partner records, in consolidation, distributions to limited partnerships which exceed their pro rata ownership percentage as other accounts receivable. Distributions to limited partners exceed their pro rata ownership ercentage when distributions to the general partner have been curtailed.


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


                Cash Flows - The Company presents its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


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
                                                      ============       =============


The difference in basis of the managed limited partnerships is primarily the result of differences in the underlying properties of the partnerships. The valuation allowance reserves the net deferred tax asset due to uncertainties inherent in the oil and gas market. The Company estimated the amount of future tax benefit to be received from the deferred tax asset using estimated future net revenues and future tax expenses. The remaining amount of the gross deferred tax asset is reserved by a valuation allowance. The valuation allowance decreased by $697,269 and $640,091 in 1995 and 1994, respectively.

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

                                      III-2


                                   EXHIBIT 11

Enex Resources Corporation
Statement re:  Computation of Per Share Earnings
For the year ended December 31, 1995
                                                    Primary     Fully-diluted
                                                 Earnings per    Earnings per
                                                     Share          Share
                                                -------------------------------

Net Income                                           $1,269,400     $1,269,400
                                                -------------------------------

Divided By:

Weighted average shares                               1,323,204      1,323,204

Plus: Common Stock Equivalents                           93,270         93,270
                                                -------------------------------
 (for stock options - treasury stock method)

Adjusted weighted average shares                      1,416,474      1,416,474
                                                -------------------------------


Earnings per Share                                        $0.90          $0.90
                                                ===============================


                                   EXHIBIT 11

Enex Resources Corporation
Statement re:  Computation of Per Share Earnings
For the year ended December 31, 1994
                                                    Primary     Fully-diluted
                                                 Earnings per    Earnings per
                                                     Share          Share
                                                -------------------------------

Net Income                                           $1,051,476     $1,051,476
                                                -------------------------------

Divided By:

Weighted average shares                               1,284,409      1,284,409

Plus: Common Stock Equivalents                          113,461        113,461
                                                -------------------------------
 (for stock options - treasury stock method)

Adjusted weighted average shares                      1,397,870      1,397,870
                                                -------------------------------


Earnings per Share                                       $0.75          $0.75
                                                ===============================

                                                                   EXHIBIT 11

Enex Resources Corporation
Statement re:  Computation of Per Share Earnings
For the year ended December 31, 1993
                                                         Primary     Fully-diluted
                                                      Earnings per    Earnings per
                                                          Share           Share
                                                     --------------------------------

Net Income                                                  $931,874        $931,874
                                                     --------------------------------

Divided By:

Weighted average shares                                    1,243,277       1,243,277

Plus: Common Stock Equivalents                               103,234         107,681
                                                     --------------------------------
 (for stock options - treasury stock method)

Adjusted weighted average shares                           1,346,511       1,350,958
                                                     --------------------------------


Earnings per Share                                             $0.69           $0.69
                                                     ================================

           (13)      Not Applicable

           (18)      Not Applicable

           (19)      Not Applicable

           (22) Subsidiaries of Registrant. Incorporated by reference to Annual Report Form 10-K filed with the Securities and Exchange Commission on March 16, 1992.

           (23)      Not Applicable

                                   EXHIBIT 24




CONSENT OF INDEPENDENT AUDITORS

Enex Resources Corporation

We consent to the incorporation by reference of our report dated March 18, 1996, appearing in this Annual Report on Form 10-KSB/A-2 of Enex Resources Corporation for the year ended December 31, 1995 in the Enex Employee Stock Purchase Plan filed in Registration Statement No. 33-48644 on Form S-8 on March 22, 1993; in the 1984 Incentive Stock Option Plan and 1979 Employees Non-qualified Stock Option Plan filed in Registration Statement No. 2-93688 on Form S-8 on July 1, 1992; in the 1990 Non-Qualified Stock Option Plan filed in Registration Statement No. 33-60084 on Form S-8 on March 22, 1993 and the 1991 Non-Qualified Stock Option Award Program filed in Registration Statement No. 33-60086 on Form S-8 on March 22, 1993.



DELOITTE & TOUCHE LLP



Houston, Texas
December 31, 1996

           (24)      Not Applicable

           (25)      Not Applicable

           (28)      Not Applicable

           (29)      Not Applicable


(b)        Reports on Form 8-K

     No current report on Form 8-K was filed by the Company during the last quarter of the period covered by this report.

                                      III-3

                                   SIGNATURES


     Pursuant to the requirements of the Securirties Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned hereunto duly authorized.




                                         ENEX RESOURCES CORPORATION
                                               (Registrant)




     December 23, 1996                        By:
                                                      James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer