Form 10QSB/A
period 1996-09-30
ENEX RESOURCES CORP
filed 1997-01-08
CIK 314864

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


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

5.       IMPAIRMENT OF ASSETS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
         Disposed  Of,"  which  requires  certain  assets  to  be  reviewed  for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. This standard requires the evaluation of oil and gas assets on an individual property basis versus a company-wide basis. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H.J. Gruy and Associates, Inc. ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company implemented SFAS 121 and recognized a non-cash impairment provision of $3,581,603 for certain oil and gas properties and other assets due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.


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


                         Liquidity and Capital Resources


Cash flow provided by operating, financing and investing activities increased to $2,220,736 in the first nine months of 1996 as compared with $364,956 in the same period of 1995. This represents an increase of $1,855,780, which was primarily the result of higher sales prices for oil and natural gas which increased the cash flows from oil and gas properties, and a $934,080 increase in the collection of accounts receivable. To this cash flow from operations, payments received on notes receivable from managed limited partnerships added $18,945 in the first nine months of 1996 versus $61,435 received in 1995. The Company sold its interests in a number of marginal and non-economic wells which yielded an additional $202,793 in the first nine months of 1996 versus $419,230 in the first nine months of 1995. Net payments on the Company's bank line-of-credit were $850,000, in 1996, which completely repaid all of the Company's debt in May, 1996. In the first nine months of 1995, payments on the line of credit were $484,000. Proceeds from the exercise of stock options added $100,000 and $39,000 to the cash flow in 1996 and 1995, respectively. A $.10 per share cash dividend was paid in the first nine months of both years utilizing $138,283 in 1996 and $133,716 in 1995. The Company also reinstituted its treasury stock purchase program in June of 1996 expending $89,174.


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

                                   EXHIBIT 11

Enex Resources Corporation
Statement re:  Computation of Per Share Earnings For the Nine Months Ended             For the Nine Months Ended
                                                  September 30, 1996                    September 30, 1995
                                            ---------------------------------      ---------------------------------
                                                Primary       Fully-diluted           Primary       Fully-diluted
                                             Earnings per      Earnings per         Earnings per     Earnings per
                                                 Share            Share                Share             Share
                                            ---------------------------------      ---------------------------------

Net Income                                      ($2,497,414)     ($2,497,414)            $567,043          $567,043
                                            ----------------  ---------------      ---------------  ----------------

Divided By:

Weighted average shares                           1,367,109        1,367,109            1,322,025         1,322,025

Plus: Common Stock Equivalents                            -                -              105,968           105,968
                                            ----------------  ---------------      ---------------  ----------------
  (stock options - treasury stock method)

Adjusted weighted average shares                  1,367,109        1,367,109            1,427,993         1,427,993
                                            ----------------  ---------------      ---------------  ----------------


Earnings per Share                                  ($1.83)          ($1.83)               $0.40             $0.40
                                            ================  ===============      ===============  ================



Enex Resources Corporation
Statement re: Computation of Per Share Earnings  For the Quarter Ended                 For the Quarter Ended
                                                 September 30, 1996                    September 30, 1995
                                             --------------------------------      ---------------------------------
                                                Primary       Fully-diluted           Primary       Fully-diluted
                                             Earnings per      Earnings per         Earnings per     Earnings per
                                                 Share            Share                Share             Share
                                             ---------------  ---------------      ---------------  ----------------

Net Income                                         $458,257         $458,257             $277,451          $277,451
                                             ---------------  ---------------      ---------------  ----------------

Divided By:

Weighted average shares                           1,368,105        1,368,105            1,325,722         1,325,722

Plus: Common Stock Equivalents                       84,131           84,131               87,370            87,370
                                             ---------------  ---------------      ---------------  ----------------
 (for stock options - treasury stock method)

Adjusted weighted average shares                  1,452,236        1,452,236            1,413,092         1,413,092
                                             ---------------  ---------------      ---------------  ----------------


Earnings per Share                                    $0.32            $0.32                $0.20             $0.20
                                             ===============  ===============      ===============  ================





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





                                    ENEX RESOURCES CORPORATION
                                         (Registrant)





                                   By:   /s/  R. E. Densford
                                      ------------------------
                                             R. E. Densford
                                            Vice President, Secretary
                                        Treasurer and Chief Financial
                                                   Officer



December 23, 1996                  By:    /s/  James A. Klein
                                      -----------------------
                                               James A. Klein
                                           Controller and Chief
                                             Accounting Officer