Form 10KSB/A
period 1995-12-31
ENEX RESOURCES CORP
filed 1997-02-25
CIK 314864

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A


                                  AMENDMENT III



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


    State issuer's revenues for its most recent fiscal year.   $7,950,373


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

                      Documents Incorporated by Reference:

                                      NONE

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                           ENEX RESOURCES CORPORATION



Item No.                       Part I                                 Page
--------                      --------                               ------

1       Description of Business                                        I-1

2       Description of Property                                        I-4

3       Legal Proceedings                                              I-8

4       Submission of Matters to a Vote of Security Holders            I-8

                              Part II
                             ---------

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

                             Part III
                            -----------

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

                                    Developed Acres         Undeveloped Acres

                                   Gross       Net         Gross         Net


         Working Interests        380,985    17,884         6,529        3,610

         Royalty Interests        598,925     2,751        21,222        5,005



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

                                             1995         1994           1993
                                           ----------   ----------   ----------

Crude oil and condensate (Bbls)               200,778      194,467      157,440
Natural gas - leasehold or royalty (Mcf)    1,671,517    1,435,593    1,285,512
Natural gas liquids (Bbls) (1)                 35,388       22,916       18,648
Natural gas - gas plant sales (Mcf) (1)       230,899      143,820      105,564


           The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, per barrel of natural gas liquids ("NGL"), per Mcf of gas plant gas sales and average production cost per unit produced for the years ended December 31, 1995, 1994 and 1993:


                                                        1995         1994        1993
                                                       ------       ------       -----
Average sales price per Bbl of crude oil and

condensate                                           $  15.82    $   14.74   $   15.38
Average sales price per Mcf of natural gas               1.64         1.94        2.20

Average production cost per equivalent barrel of

production                                               5.49         5.35        4.99
Average sales price per Bbl of NGL (1)                   9.07         8.06        9.53
Average sales price per Mcf of gas plant gas (1)         1.51         1.71        1.67

Average production cost per equivalent Bbl of
NGL production (1)(2)                                    6.89         9.84 (3)    7.17

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

                   Productive Oil Wells                        Productive Gas Wells

                      Net Working        Net                      Net Working       Net
         Gross         Interest        Royalty        Gross         Interest       Royalty
         Wells           Wells          Wells         Wells           Wells         Wells



           11,432        64.30          3.40           1,198         52.52         19.72


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

                                                                   1995                   1994
          Period                                              High      Low           High        Low
                                                              -----------------    -------------------

First Quarter . . . . . . . . . . . . . . . . . .            10 1/4    8 1/4          8 1/2       7 1/2
Second Quarter . . . . . . . . . . . . . . . .               10 1/2    8 1/2         11 1/4       7 1/2
Third Quarter . . . . . . . . . . . . . . . . . .             9 1/2    7 3/4         13          10 1/2
Fourth Quarter . . . . . . . . . . . . . . . . .              9        7 3/4         12 9/16      8 1/4




Number of Equity Security Holders
                                                 Number of Record Holders
                                                   (as of March 1, 1996)
      Title of Class                           -----------------------------


Common Stock ($.05 par value)                             1,107*

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

Item 6. Managements Discussion and Analysis or Plan of Operation

Selected Financial Data

                                                            (Dollar amounts in thousands, except per share data)

Selected Statement of Operations Data                      1995         1994             1993          1992           1991
                                                        --------    -------------     ---------      ---------     ----------



Total revenues                                        $   7,950     $  6,871    $    6,247     $    7,880    $     6,543
Earnings before income taxes                          $     870     $    630    $      968     $    1,268    $       671
Net income                                            $   1,269     $  1,051    $      932     $    1,141    $       833
Net income per primary share                          $    0.90     $   0.75    $     0.69     $     0.82    $      0.58
Cash dividend declared per
   common share                                       $    0.20     $   0.20    $     0.19     $     0.15    $      0.12


Selected Balance Sheet Data

Total assets                                          $  18,827     $ 19,236    $   15,177     $   17,698    $    18,257
Long-term debt, excluding current
   maturities                                         $       -     $    974    $      259     $      401    $       745
Stockholders' equity                                  $  15,462     $ 14,214    $   13,259     $   12,343    $    12,448
Stockholders' equity per share                        $   11.65     $  11.02    $    10.60     $    10.04    $      8.62
Statistical:
   Cumulative number of limited
     partnerships formed                                     57           57            56             56             55
   Cumulative amount of limited
     partnership capital raised                       $ 223,500     $223,500    $  222,489     $  222,489    $   221,258
   Proved reserves at December 31:
     Barrels of oil (000's)                                 907        1,089           633            765            550
     Bcf of gas                                           11.57        12.45         10.56           7.79           8.25
   Standardized measure of discounted
     future net cash flows of proved oil
     and gas reserves at December 31                  $  15,179     $ 13,448    $   10,718     $    9,280    $     9,393



-----------------------------------------------------------------------------

In 1995, Enex increased net income by reducing general and administrative expenses by over 27%. This allowed Enex to dramatically reduce its long-term and short-term debt, despite historically low prices for natural gas. At December 31, 1995, Enex had a debt-to-equity ratio of just 5% and a current ratio of 3.01 with no long-term debt.

                         Liquidity and Capital Resources


Operating activities provided cash flow of $2,541,845 in 1995 as compared to $2,341,038 in 1994 and $2,285,514 in 1993. The higher cash flow in 1995 was due to a $1,000,933 decrease in accounts receivable in 1995 as compared to a $377,758 increase in 1994 and an $86,248 decrease in accounts receivable in 1993.


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


In 1995, proceeds from the sale of property added $991,623 to the cash flow from operating activities. Proceeds added from the sale of properties were $45,392 and $26,627 in 1994 and 1993, respectively. Receipts collected on notes receivable from managed limited partnerships added $49,816 and $310,312 in 1995 and 1994, respectively, while an increase in notes receivable from managed limited partnerships used $253,480 in 1993.

A significant portion of Enex's cash flow was reinvested in oil and gas properties. A total of $1,927,925 $2,990,574 and $2,413,418 was used for the acquisition and development of oil and gas properties during 1995, 1994 and 1993, respectively. In 1995, Enex acquired royalty interests in the Gorman gas unit in Duval County, Texas, overriding royalty interests in four gas wells located in East Baton Rouge Parish, Louisiana and working interests in nine wells located in WWW Field, Ward County, Texas from managed limited partnerships for $660,290, $89,880 and $18,450, respectively. In 1994, Enex acquired over 320,000 equivalent barrels of oil reserves through the purchase of interests in managed limited partnerships for $1,271,377. The Company also obtained working interests in 41 wells in McBride Field, in Caldwell and Bastrop Counties, Texas for $798,393. These wells, which are operated by the Company, have development potential which will allow the Company to increase future production. The Company also purchased working interests in the Larto Lake and Florida acquisitions in 1994 for $199,928 and $99,196, respectively. In 1993, the Company acquired working interests in nine gas wells located in San Patricio County, Texas and 17 gas wells and two oil wells located primarily in Freestone County, Texas. The Company used operating cash flow and net proceeds of $349,385 from the sale of mortgage-backed securities to finance all but $237,380 of these purchases, which was borrowed from a bank.


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

Prepaid expenses and other current assets increased to $697,664 at December 31, 1995 from $421,406 at December 31, 1994. This represents an increase of $276,258 $. This increase is primarily the result of prepaid expenses related to the liquidation of six managed limited partnerships and the consolidation of 34 managed limited partnerships, which were both in progress at December 31, 1995. Such prepaid expenses include legal and accounting fees and the allocation of the staff time of the General Partner's personnel incurred in the preparation of SEC filings and other data utilized in the liquidation of six partnerships and for the consolidation of 34 partnerships.

As a result of the higher net income and reduction of debt, working capital increased to $2,296,842 at December 31, 1995, from $1,709,722 at December 31, 1994. At December 31, 1995, the Company's current ratio was 2.35 and it had no long-term debt.


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


Oil, gas and gas plant sales were $6,594,438 $ in 1995, $6,082,700 in 1994 and $5,604,624 in 1993. Sales increased by $511,738 or 8% in 1995 from 1994. Oil sales increased by $309,866 or 11% . A 3% increase in oil production increased sales by $93,018 A 7% increase in the average oil sales price increased oil sales by an additional $216,848. Gas sales decreased by $47,315 or 2%. A 16% decrease in the average gas sales price reduced sales by $506,785. This decrease was partially offset by a 15% increase in gas production. Gas plant sales increased by $249,187 or 58%. . A 58% increase in gas plant production increased sales by $242,067 . A 1% increase in the average gas plant products sales price increased sales by an additional $7,120. The increases in production were primarily the result of the recognition of the minority interest of Enex Program I Partners, L.P. ("Program I") for the entire year in 1995, partially offset by natural production declines. The changes in average sales prices correspond with changes in the overall market for the sale of oil, gas and gas plant products.

Oil , gas and gas plant sales increased by $478,076 or 9% in 1994 from 1993. Oil sales increased $444,233 or 18% in 1994 from 1993. A 24% increase in production increased sales by$569,613 . This increase was partially offset by a 4% decrease in average oil prices. Gas sales increased by $43,036 or 2% in 1994 from 1993. A 12% increase in gas production increased sales by $326,412. This increase was partially offset by a 12% decrease in the average gas sales price. . Gas plant sales increased by 7% or $62,302 . A 29% increase in gas plant production increased sales by $105,269 . This increase was partially offset by a 9% decrease in average gas plant prices. The increases in production were primarily a result of the acquisition of additional interests in managed limited partnerships and oil and gas properties purchased in 1994, as noted above.

Other revenues were $687,401 in 1995 as compared with $757,832 in 1994 and $560,854 in 1993. Such revenues included rig rental revenues of $106,144, $24,885 and $189,947 in 1995, 1994 and 1993,
respectively, and gain recognized from the early receipt of notes receivable of $393,980, $201,000 and $175,660 in 1995, 1994 and 1993, respectively. Also included in the 1995 amount is mineral lease rental income of $105,686 to lease 2,113.73 acres in San Augustine County, Texas. Commission fee income of $45,089 was recorded in 1994. The decrease in other revenues from 1994 to 1995 and the increase in other revenues from 1993 to 1994 was primarily due to the reversal of a litigation contingency accrual, which was initially recorded in 1993, and the recognition of a related receivable, plus accrued interest, from an appellate court verdict which was rendered in December 1994 in favor of one of the Company's managed limited partnerships. The Company's share of the contingency reversal and receivable increased other income by $421,065 in 1994. See Note 8 of the Notes to Consolidated Financial Statements for further information. The receipt of unrecognized notes receivable was accelerated in 1995 as a result of the liquidation of four managed limited partnerships. As a result, there is no longer an unrecognized notes receivable.


General and administrative expenses decreased to $1,689,742 in 1995 from $1,751,773 in 1994. In 1993 such expenses were $1,590,128. This represents a decrease of $62,031 or 4 % from 1994 to 1995. The decrease was primarily a result of lower employee compensation and legal expenses. The increase from 1993 to 1994 was primarily the result of the additional interests acquired in managed limited partnerships in 1994. These purchases added approximately $175,000 to general and administrative expenses. The 1993 general and administrative expenses included the recognition of a litigation contingency accrued in the third quarter of 1993. The Company's share of the contingency was $243,274, and was accrued to reflect a judgement against one of the Company's managed limited partnerships. The Company appealed the verdict and it was reversed in December 1994. The resultant income from the contingency accrual reversal was included in other income, as discussed above. See Note 8 of the Notes to Consolidated Financial Statements for further information.

Lease operating expenses were $2,322,509 in 1995 as compared to $2,009,175 in 1994 and $1,662,666 in 1993. Lease operating expenses increased by $313,334 or 16% from 1994 to 1995. This increase was primarily the result of the increases in production, noted above. Lease operating expenses increased by $346,509 or 21 % from 1993 to 1994. This increase was primarily the result of operating costs incurred on properties and partnership interests acquired in 1994. The properties acquired during 1994 (McBride, Larto Lake and Florida acquisitions) added $146,762 to lease operating expenses, while the additional partnership interests acquired added approximately $250,000.

Depletion, depreciation and amortization expense ("DD&A") was $1,909,857 in 1995, $1,517,278 in 1994 and $1,375,191 in 1993. DD&A increased by $392,579 or
26% from 1994 to 1995. A 9% increase in the depletion rate increased DD&A by $163,336 . The changes in production noted above, increased DD&A by an additional $229,243. The increase in the depletion rate was primarily the result of the acquisition of properties with a relatively higher depletion rate, partially offset by an upward revision of the gas reserves during 1995. DD&A increased by $142,087 or 10% from 1993 to 1994. The increases in production, noted above, increased DD&A expense by $245,029 in 1994. This increase was partially offset by a 6% decrease in the depletion rate. The decrease in the depletion rate was primarily due to an upward revision of the oil reserves during 1994 partially offset by a downward revision of the gas reserves, as a result of lower gas market prices.

The company incurred $117,062 of net interest expense in 1995 and $116,858 in 1994. In 1993, the company recognized $7,889 of net interest income. Interest expense increased in 1995 and 1994 from 1993 due to the additional debt utilized to finance the purchase of property and partnership interests in 1994. The Company reduced its long-term debt by $1,074,000 or 56% in 1995.

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

                                 Future Outlook


In 1995, Enex reduced its debt by $1.074 million and has further decreased this obligation to just $250,000 as of March 6, 1996. It is anticipated that the debt will be completely repaid in the first half of 1996. This reduction was done without the benefit of favorable gas prices throughout most of 1995, which were at record low levels during the first half of 1995. After repayment of debt, the Company will resume its stock buyback program which authorizes the Company to purchase up to 50,000 shares of its common stock. The debt reduction further strengthened Enex's financial position as evidenced by the Company's debt-to-equity ratio of 5% and its current ratio of 2.35 to 1.0.


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

Our philosophy remains the same - to increase shareholder value by acquiring and developing oil and gas reserves at a reasonable cost. This philosophy continues to provide an attractive rate of return on our investments as well as positions the Company to capitalize on the great upside potential provided from oil and gas price appreciation.

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


As discussed in Note 10, the accompanying consolidated financial statements as of and for the years ended December 31, 1995 and 1994 have been restated.






DELOITTE & TOUCHE  LLP



Houston, Texas
March 18, 1996

(February 22, 1997 as to Note 10)

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994
-----------------------------------------------------------------------------

ASSETS                                                       1995              1994
                                                       --------------     -------------
                                                         (Restated)         (Restated)
CURRENT ASSETS:
  Cash and certificates of deposit                     $   1,007,144      $    647,485
  Accounts receivable:
    Managed limited partnerships                             756,741         1,226,046
    Oil and gas sales                                        862,529           772,154
    Joint owners                                             325,816           368,297
    Receivable from property sales                           123,202                 -
  Notes receivable from managed limited
    partnerships                                              16,902            66,718
  Federal income tax receivable                               98,614           232,989
  Prepaid expenses and other current assets                  697,664           421,406
  Deferred tax asset                                         112,174            99,501
                                                       --------------     -------------

Total current assets                                       4,000,786         3,834,596
                                                       --------------     -------------

PROPERTY:
  Oil and gas properties (successful efforts
     accounting method)  Proved mineral interests
     and related equipment and facilities:
    Direct ownership                                       8,134,074         7,598,999
    Derived from investment in managed
     limited partnerships                                 10,729,113        12,328,752
  Furniture, fixtures and other (at cost)                    341,507           327,364
                                                       --------------     -------------

Total property                                            19,204,694        20,255,115

Less accumulated depreciation,
  depletion and amortization                               7,250,769         7,916,650
                                                       --------------     -------------

Property, net                                             11,953,925        12,338,465
                                                       --------------     -------------

OTHER ASSETS:
  Receivable from managed limited partnerships             2,171,636         2,655,172
  Deferred tax asset                                         536,256           149,252
  Other accounts receivable                                  156,252           241,065
  Deferred organization expenses and other                     8,233            17,387
                                                       --------------     -------------

Total other assets                                         2,872,377         3,062,876
                                                       --------------     -------------

TOTAL                                                  $  18,827,088      $ 19,235,937
                                                       ==============     =============


See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------


ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994
---------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                1995                1994
                                                              --------------     --------------
                                                                (Restated)         (Restated)
CURRENT LIABILITIES:
   Accounts payable                                           $     853,944      $   1,174,874
   Current portion of long-term debt                                850,000            950,000
                                                              --------------     --------------

Total current liabilities                                         1,703,944          2,124,874
                                                              --------------     --------------

LONG-TERM DEBT:
  Note payable to a bank                                                  -            974,000

COMMITMENTS AND
   CONTINGENT LIABILITIES                                                 -                  -
                                                              --------------     --------------

TOTAL LIABILITIES                                                 1,703,944          3,098,874
                                                              --------------     --------------

MINORITY INTEREST                                                 1,660,932          1,923,551
                                                              --------------     --------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,642,859 shares issued at December 31, 1995
    and 1,627,859 shares issued at December 31, 1994                 82,143             81,393
Additional paid-in capital                                        9,944,967          9,814,617
Retained earnings                                                 7,041,773          6,040,573
Less cost of treasury stock;
 315,136 shares at December 31, 1995 and
 337,936 shares at December 31, 1994                             (1,606,671)        (1,723,071)
                                                              --------------     --------------

TOTAL STOCKHOLDERS' EQUITY                                       15,462,212         14,213,512
                                                              --------------     --------------

TOTAL                                                         $  18,827,088      $  19,235,937
                                                              ==============     ==============



See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------

                                                      1995             1994           1993
                                                --------------   -------------    ------------
REVENUES:                                          (Restated)      (Restated)
Oil and gas sales                               $   5,924,664    $  5,662,113     $ 5,246,339
Gas plant sales                                       669,774         420,587         358,285
Gain from sale of property                            614,758           2,812           4,513
Other revenues                                        687,401         757,832         560,854
Interest income                                        53,776          27,594          77,053
                                                --------------   -------------    ------------
Total revenues                                      7,950,373       6,870,938       6,247,044
                                                --------------   -------------    ------------
EXPENSES:
General and administrative                          1,689,742       1,751,773       1,590,128
Lease operating and other expenses                  2,322,509       2,009,175       1,662,666
Gas purchases and
  plant operating expenses                            503,438         460,207         259,950
Production taxes                                      368,014         334,576         321,844
Depreciation, depletion and amortization            1,909,857       1,517,278       1,375,191
Interest expense                                      170,838         144,452          69,164
                                                --------------   -------------    ------------
Total expenses                                      6,964,398       6,217,461       5,278,943
                                                --------------   -------------    ------------
Earnings before minority interest
     and income taxes                                 985,975         653,477         968,101
                                                --------------   -------------    ------------
MINORITY INTEREST                                    (116,233)        (23,126)              -
                                                --------------   -------------    ------------
Earnings before income taxes                          869,742         630,351         968,101
                                                --------------   -------------    ------------
INCOME TAX EXPENSE (CREDIT)
Current                                                     -        (260,736)        124,591
Deferred                                             (399,658)       (160,389)        (88,364)
                                                --------------   -------------    ------------
Net income tax expense (credit)                      (399,658)       (421,125)         36,227
                                                --------------   -------------    ------------
NET INCOME                                      $   1,269,400    $  1,051,476     $   931,874
                                                ==============   =============    ============
PRIMARY EARNINGS PER SHARE                      $       0.90     $       0.75     $      0.69
                                                ==============   =============    ============
FULLY DILUTED EARNINGS PER SHARE                $       0.90     $       0.75     $      0.69
                                                ==============   =============    ============




See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------

                                   Common Stock            Additional
                            --------------------------
                                                           Paid-in         Retained       Treasury
                                Shares         Amount        Capital        Earnings        Stock            Total
                             ------------  ------------   -------------   -----------  -------------    -------------
BALANCE,
  January 1, 1993              1,572,930       $78,646      $9,503,868    $4,556,395    ($1,626,361)     $12,512,548

Repurchase and retirement
  of common shares                (5,071)         (253)        (45,140)                                      (45,393)

Exercise of stock options         32,000         1,600          98,150                                        99,750

Tax benefit from exercise
  of stock options                                              53,611

Reissue 8,565 shares of
 Treasury stock through SPP                                     20,260                       40,684           60,944

Purchase of 15,000 shares
  of Treasury stock                                                                        (114,488)

Payment of $.19 per share
   cash dividend                                                            (239,491)                       (239,491)

Net income                                                                   931,874                         931,874
                             ------------  ------------   -------------   -----------  -------------    -------------

BALANCE,
 December 31, 1993             1,599,859        79,993       9,630,749     5,248,778     (1,700,165)      13,259,355

Exercise of stock options         28,000         1,400          89,850                                        91,250

Reissue 30,610 shares of
  Treasury stock through SPP                                    94,018                      148,939          242,957

Purchase of 19,161 shares
  of Treasury stock                                                                        (171,845)        (171,845)

Payment of $.20 per share
  cash dividend                                                             (259,681)                       (259,681)

Net income                                                                 1,051,476                       1,051,476
                             ------------  ------------   -------------   -----------  -------------    -------------
BALANCE,
  December 31, 1994            1,627,859        81,393       9,814,617     6,040,573     (1,723,071)      14,213,512

Exercise of stock options         15,000           750          45,750                                        46,500

Reissue 22,800 shares of
  Treasury stock through SPP                                    84,600                      116,400          201,000

Payment of $.20 per share
  cash dividend                                                             (268,200)                       (268,200)

Net income                                                                 1,269,400                       1,269,400
                             ------------  ------------   -------------   -----------  -------------    -------------
BALANCE,
  December 31, 1995            1,642,859       $82,143      $9,944,967    $7,041,773    ($1,606,671)     $15,462,212
                             ============  ============   =============   ===========  =============    =============


See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------


ENEX RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------

                                                                      1995            1994             1993
                                                                 -------------   -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                             (Restated)       (Restated)
Net income                                                       $  1,269,400    $  1,051,476      $   931,874
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                          1,909,857       1,517,278        1,375,191
  Increase in deferred tax asset                                     (399,677)       (160,389)         (88,364)
  Noncash expense from stock purchase plan                            201,000         242,957           60,944
  Net gain on sale of property                                       (614,758)         (2,812)          (4,513)
  Minority interest share of net income after distributions          (226,600)         23,126

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                        1,000,933        (377,758)          86,248
  (Increase) in prepaid expenses and other assets                    (277,380)       (152,847)         (59,339)
  Increase (decrease) in accounts payable                            (320,930)        247,900           65,699
  (Decrease) in other liabilities                                           -         (47,893)         (82,226)
                                                                 -------------   -------------     ------------

Net cash provided by operating activities                           2,541,845       2,341,038        2,285,514
                                                                 -------------   -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                     991,623          45,392           26,627
   Property additions                                              (1,927,925)     (2,990,574)      (2,413,418)
   (Increase) decrease in notes receivable from
       managed limited partnerships                                    49,816         310,312         (253,480)
   Decrease in temporary investments                                        -               -        3,784,949
                                                                 -------------   -------------     ------------

Net cash provided (used) by investing activities                     (886,486)     (2,634,870)       1,144,678
                                                                 -------------   -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of short-term debt                                            -               -       (3,435,564)
    Proceeds from issuance of long-term debt                          260,000       2,805,583        1,215,690
    Repayment of long-term debt                                    (1,334,000)     (1,831,456)        (978,310)
    Purchase of treasury stock                                              -        (171,845)        (114,488)
    Repurchase and retirement of capital stock                              -               -          (45,393)
    Proceeds from exercise of stock options                            46,500          91,250           99,750
    Payment of cash dividend                                         (268,200)       (259,681)        (239,491)
                                                                 -------------   -------------     ------------

Net cash provided (used) by financing activities                   (1,295,700)        633,851       (3,497,806)
                                                                 -------------   -------------     ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                      359,659         340,019          (67,614)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                                     647,485         307,466          375,080
                                                                 -------------   -------------     ------------

CASH AND CASH EQUIVALENTS AT
END OF YEAR                                                      $  1,007,144    $    647,485      $   307,466
                                                                 =============   =============     ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                      $    176,089    $    139,201      $    72,389
   Income taxes                                                             -               -      $   140,344
Noncash transaction - Sale of oil and gas property               $    123,202


See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1995 (Restated)
-----------------------------------------------------------------------------




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


        Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Enex Securities Corporation and Gulf-Tex Maintenance Corporation and Enex Program I Partners, L.P. and the Company's pro rata share of the assets, liabilities, revenues and expenses of the managed limited partnerships in which it participates as the general partner. The Company uses pro rata consolidation for those partnership in which it owns less than a 50% interest and fully consolidates Enex Program I Partners, L.P. in which it owns greater than 50% interest. The equity of ninority partners in Enex Program I Partners, L.P. is shown in the consolidated balance as "minority interest". All intercompany balances and transactions have been eliminated in consolidation.


        Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of continent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

        Accounts Receivable from Joint Owners - The General Partner, as operator for jointly-owned properties, bills joint owners monthly for cost expended by the General Partner for the joint owners' share of operating costs and capital expenditures.

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

        Income Per Common Share - Primary and fully diluted earnings per common share are based on the weighted average number of shares of common stock and common share equivalents outstanding during the year. Common share equivalents include common stock options. The weighted average number of shares used to compute primary and fully diluted earnings per common share was:

                        Primary Shares                 Fully Diluted Shares
                    ----------------------            -----------------------
       1995               1,416,474                         1,416,474
       1994               1,397,870                         1,397,870
       1993               1,346,511                         1,350,958

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

        Income Taxes - The Company uses the asset and liability method to account for deferred income taxes, which focuses on the future tax return consequences of temporary differences in determining the deferred tax balances. Under this method, the deferred tax expense is calculated as the change in the deferred tax balance sheet accounts during the period. Temporary differences are measured at the balance sheet date and are valued in accordance with current tax laws. See Note 4 for more information.

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

4.      INCOME TAXES

        Total income tax expense for 1995, 1994 and 1993 was different from the amount computed by applying the federal statutory income tax rate of 34% to earnings before income taxes for the following reasons:


                                                        1995             1994             1993
                                                    ----------      -----------       ----------
Computed statutory tax expense                    $    295,712    $     214,319    $     329,154
Increase (reduction) in taxes resulting from:
   Reduction in unrecognized
   deferred tax asset                                (697,250)        (624,317)        (300,473)
   Utilization of Section 29 tax credit                      -                -         (14,080)
   Other, net                                            1,880         (11,127)           21,626
                                                    ----------      -----------       ----------
Actual income tax expense credit                  $  (399,658)    $   (421,125)    $      36,227
                                                    ==========      ===========       ==========


The components of income tax expense (credit) are as follows:

                                                        1995            1994            1993
                                                   -------------    -----------      ---------


   Income taxes currently payable (receivable)   $           -    $   (260,736)    $   124,591
   Deferred income tax (credit)                       (399,658)       (160,389)       (88,364)
                                                   -------------     -----------     ----------
Income tax expense (credit)                      $    (399,658)   $   (421,125)    $    36,227
                                                   =============     ==========      =========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1995 and 1994 were as follows:


                                                        December 31, 1995           December 31, 1994
                                                       ------------------          -------------------


Difference between tax and book net property
basis                                                 $             4,613        $            27,591
Difference between basis in managed limited
partnerships for financial reporting purposes and
income tax purposes                                             3,796,403                  4,229,761
Intangible drilling costs which remain capitalized
for financial reporting purposes which were
deducted for federal income tax purposes                         (74,483)                   (53,836)
Net operating loss carryforward                                   478,565                    293,772
 (expires 2009-2010)
Timing difference from lawsuit contingency                       (50,683)                   (45,281)

                                                        -----------------          -----------------
Gross deferred tax asset                                        4,154,415                  4,452,007
Valuation allowance                                           (3,505,985)                (4,203,254)
                                                        -----------------          -----------------
Net deferred tax asset recognized                     $           648,430        $           248,753
                                                        =================          =================


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

                                     1995          1994           1993

                                    Number        Average         Number        Average         Number        Average
                                  of shares        price        of shares        price        of shares        price
                                  ------------ -------------  -------------- -------------  -------------- --------------
Outstanding, beginning of year         209,000    $   4.69       237,000         $  4.52       234,000         $  3.42
Granted                                      -           -             -               -        55,000            8.00
Exercised                             (15,000)        3.10      (28,000)            3.26       (32,000)           3.12
                                  ------------ -------------  -------------- -------------  -------------- --------------
Outstanding, end of year               194,000     $  4.81       209,000         $  4.69       237,000         $  4.52
                                  ============ =============  ============== =============  ============== ==============
Exercisable at end of year             194,000     $  4.81       209,000         $  4.69       182,000         $  4.68
                                  ============ =============  ============== =============  ============== ==============

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


   In October 1995, the Financial Accounting Standards Board issued Statement of
     Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which sets forth accounting and disclosure requirements for stock based compensation arrangements. As allowed by SFAS 123, the Company has elected to continue to account for stock option grants in accordance with APB opinion No. 25; consequently, the issuance of SFAS 123 which will have no effect on the Company's financial condition or results of operations when it is implemented.


7.       LEASE COMMITMENTS

         The Company is the lessee under noncancelable operating leases for office space and equipment. The following is a schedule of the Company's remaining future rental requirements under the leases as of December 31, 1995:

                1996                                     $ 213,558
                1997                                       176,109
                1998                                        13,368
                1999                                         8,912
                                                        --------------
                Total payments required                  $ 411,947
                                                        --------------

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


         The Company appealed the verdict and filed a counterclaim for funds that were wrongfully withheld by Texas Crude. In December 1994, the Fifth District Court of Appeals reversed the judgement of the trial court and rendered judgement in favor of the Company and Program I. Accordingly, the liability, initially recognized in 1993, was reversed in 1994 and Program I established a receivable for $254,588, of which the Company's share is $133,180.

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


                                              1995                 1994              1993
                                          ----------         ------------        ---------
Program I                               $     43,409      $       750,019      $   469,369
Program II                                    23,607              130,441           88,710
Program III                                    8,544               66,061           70,901
Program IV                                     7,847               98,351           17,899
Program V                                     13,875               63,730           58,424
Program VI                                       393                7,222                -
Income and Retirement Fund                    12,232               73,264           11,044
88-89 Income and Retirement Fund               5,987               43,022            2,014
90-91 Income and Retirement Fund              10,653               39,267            3,848
                                          ----------         ------------        ---------
TOTAL                                   $    126,547      $     1,271,377      $   722,209
                                          ==========         ============        =========


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

10.      RESTATEMENT

                  In connection with a review by the Staff of the Securities and Exchange Commission ("Staff") of the Company's filing on Form 10-K for the year ended December 31, 1995, the Company had discussions with the Staff regarding whether its investment in one majority owned partnership should be accounted for on the pro rata consolidation method or the full consolidation method. The Company owns a 53% interest in one partnership, Enex Program I Partners L.P. The Company's ownership percentage in its other 40 publicly offered limited partnerships is below 50%. The Company has historically used the pro rata consolidation method for all investments in limited partnerships, regardless of ownership percentage, since it is industry practice to do so. The Staff concluded, however, that other accounting literature, which requires full consolidation of majority-owned partnerships, took precedence over industry practice.

                  Accordingly, the Company has restated its consolidated financial statements to fully consolidate its interest in Enex Program I Partners, L.P. for the periods in which it owned a majority interest, namely the period from December 1, 1994 to December 31, 1995. The change to the full consolidation method causes a change in the presentation of most of the previously reported amounts in the consolidated financial statements of the Company for the periods mentioned, but it does not cause any difference in the historically reported amounts of net income, earnings per share or stockholders' equity.

                  The effects of the restatement are summarized as follows:

                  Consolidated Statements of Income

                                                       For the years ended December 31,
                                                       1995                      1994

                                            As                            As
                                          Previously        As          Previously       As
                                          Reported        Restated      Reported       Restated
                                       ---------------  -------------  -------------  -----------
         Revenues                        $6,391,769      $7,950,373    $6,743,212     $6,870,938
         Expenses                         5,522,027       6,964,398     6,112,861      6,217,461
         Earnings Before Income Taxes       869,742         860,742       630,351        630,351
         Minority Interest                        -         116,233             -         28,126
         Net Income                       1,269,400       1,269,400     1,051,476      1,051,476
         Primary Earnings Per Share             .90             .90           .75            .75
         Fully Diluted Earnings Per             .90             .90           .75            .75
         Share

                  Consolidated Balance Sheets

                                                    For the years ended December 31,
                                                   1995                           1994

                                           As                             As
                                        Previously         As          Previously       As
                                        Reported        Restated       Reported      Restated
                                       ----------    ------------    -----------    ----------
         Current Assets                $4,740,779      $4,000,786     $4,376,649    $3,834,596
         Property - Net                 9,580,418      11,953,925     10,032,184    12,338,465
         Total Assets                  17,037,322      18,827,088     17,230,644    19,235,937
         Current Liabilities            1,575,110       1,703,944      2,043,132     2,124,874
         Long-term Debt                        -               -         974,000       974,000
         Total Liabilities              1,575,110       1,703,944      3,017,132     3,098,874
         Minority Interests                    -        1,660,932             -      1,923,551
         Stockholders Equity           15,462,212      15,462,212     14,213,512    14,213,512

Proved Oil and Gas Reserves Quantities  (Unaudited)


The following presents an estimate of the Company's proved oil and gas reserve quantities. Oil reserves are stated in barrels and natural gas reserves in thousand cubic feet ("Mcf"). All of the Company's reserves are located within the United States.

                                                          Oil         Natural Gas
PROVED DEVELOPED AND UNDEVELOPED RESERVES:             (Barrels)         (Mcf)
                                                    ---------------  ---------------

January 1, 1993                                            765,297        7,790,537

     Revisions of previous estimates                       (78,008)       1,281,240
     Purchases of minerals in place                        107,164        2,775,978
     Sales of minerals in place                             (3,623)            (413)
     Production                                           (157,440)      (1,285,512)
                                                    ---------------  ---------------

December 31, 1993                                          633,390       10,561,830

     Revisions of previous estimates                       167,620         (672,816)
     Purchases of minerals in place                        490,774        4,022,385
     Sales of minerals in place                             (8,130)         (29,767)
     Production                                           (194,467)      (1,435,593)
                                                    ---------------  ---------------

December 31, 1994                                        1,089,187       12,446,039

     Revisions of previous estimates                        (6,586)         711,925
     Purchases of minerals in place                         31,887          727,929
     Sales of minerals in place                             (6,841)        (643,277)
     Production                                           (200,778)      (1,671,517)
                                                    ---------------  ---------------

December 31, 1995                                          906,869       11,571,099
                                                    ===============  ===============

Minority Interest in Developed and
     Undeveloped Reserves                                   84,895        2,373,524
                                                    ===============  ===============

PROVED DEVELOPED RESERVES:

December 31, 1993                                          630,987       10,393,884
                                                    ===============  ===============

December 31, 1994                                          995,637       12,290,064
                                                    ===============  ===============

December 31, 1995                                          808,829       11,407,758
                                                    ===============  ===============

Minority Interest in Proved Developed Reserves              84,895        2,373,524
                                                    =============== ================

ENEX RESOURCES CORPORATION

SUPPLEMENTARY OIL AND GAS INFORMATION
-----------------------------------------------------------------------------

Costs Incurred

The following costs were incurred in connection with the Company's oil and gas activities for the years ended December 31:



                                                1995           1994             1993
                                            ----------     ------------     ------------

Acquisition of proved mineral interests
   and related equipment and facilities   $   411,545    $   2,415,803       $2,000,625

Development costs                           1,516,380          551,488          354,313




Capitalized Costs

The following presents the Company's capitalized costs at December 31, relating to its oil and gas activities:

                                               1995             1994
                                           ------------     ------------

        Proved mineral interests and
    related equipment and facilities     $  18,863,187     $ 19,927,751

           Accumulated depreciation,
          depletion and amortization         6,967,242        7,652,829

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves at December 31, 1995, 1994 and 1993 (Unaudited)
---------------------------------------------------------------

The following presents the Company's standardized measure of discounted future net cash flows as of December 31:

                                                    1995                 1994                 1993
                                               ---------------     ---------------     ----------------

Future cash inflows                             $  39,963,675      $   38,142,479      $    31,790,790
Future production and development costs           (15,363,195)        (15,330,091)         (11,854,142)
                                               ---------------     ---------------     ----------------

Future net cash flows before income taxes          24,600,480          22,812,388           19,936,648

10% annual discount                                (9,421,006)         (8,606,239)          (7,991,008)

Future income taxes, net of 10%
    annual discount                                         -            (758,358)          (1,227,681)
                                               ---------------     ---------------     ----------------

Standardized measure of future
   discounted net cash flows of proved
   oil and gas reserves                         $  15,179,474      $   13,447,791      $    10,717,959
                                               ===============     ===============     ================
Minority interest in standardized measure of
   future discounted net cash flows of proved
   oil and gas reserves                         $   2,783,461      $    3,013,127      $             -
                                               ===============     ===============     ================


The future net cash flows were computed using year-end prices and costs and year-end statutory tax rates that relate to proved oil and gas reserves in which the Company has an interest.

The following presents the principal sources of change in the standardized measure of discounted future net cash flows during 1995, 1994 and 1993:

                                                 1995                1994               1993
                                           -------------     --------------     --------------
Sales and transfers of oil and gas
   produced, net of production costs       $ (3,234,141)     $  (3,318,362)     $  (3,261,829)
Net changes in prices and  production
   costs                                      2,316,665         (1,740,278)           265,663
Purchases of minerals in place                  815,480          5,552,744          2,590,014
Sales of minerals in place                     (580,008)           (97,533)           (12,196)
Revisions of previous quantity estimates        582,703            236,046            704,128
Accretion of discount                         1,420,615          1,194,564          1,044,400
Net change in income taxes                      758,358            469,323            (63,470)
Changes in production rates (timing)
   and other                                   (347,989)           433,328            171,462
                                           -------------     --------------     --------------

Change in standardized measure of
   discounted future net cash flows        $  1,731,683      $   2,729,832      $   1,438,172
                                           =============     ==============     ==============

                  In addition to the above presented oil and gas reserves, the Company also has interests in certain gas processing plants and gas gathering systems. The total estimated future production of plant products is 293,892 barrels. The discounted future net cash flows (net of estimated future income taxes) relating to the Company's interests in these facilities are estimated to be approximately $795,818 . The minority interest in this future production is 137,456 barrels and $372,212 of the discounted future net cash flows.


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

                 ------------------------------------------------------------

         Item 8.   Changes In and Disagreements With Accountants on Accounting
                     and Financial Disclosure


                    Not applicable

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

             ------------------------------------------------------------------



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

             Not Applicable


Item 13.     Exhibits and Reports on Form 8-K                    Sequential
                                                                 Page No.
                                                                --------------
(a)          Exhibits

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

                                      III-1

             (4)     (a)    Articles Four, Six, Seven, Fourteen, Fifteen,
                            Seventeen and Twenty of the Company's Certificate of Incorporation and Article II of the Company's
                            By-Laws.  See Exhibits 3(a) and 3(b).

                     (b) Form of Rights Agreement dated as of September 4, 1990 between the Company's predecessor-in-interest, Enex Resources Corporation, a Colorado corporation (the "Predecessor")and American Securities Transfer, Incorporated, as Rights Agent, which includes as exhibits thereto the Form of Rights Certificate and the Summary of Rights to Purchase Common Stock. Incorporated by reference to the Predecessor's Current Report on Form 8-K, dated as of September 4, 1990, where the same appeared as Exhibit 4.

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

                                     III-2

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




Houston, Texas
February 24, 1997

                                                    SIGNATURES



     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                    ENEX RESOURCES CORPORATION



February 21, 1997                              By:  /s/ G. B. Eckley

                                                  ---------------------------
                                                        G. B. Eckley, President



     In accordance with the Exchange Act, this report has been signed below on February 21, 1997, by the following persons in the capacities indicated.



      ENEX RESOURCES CORPORATION


 By:      /s/ G. B. Eckley          President, Chief Executive
                                       Officer and Director
        ----------------------
              G. B. Eckley



         /s/ R. E. Densford         Vice President, Secretary, Treasurer, Chief
                                           Financial Officer and Director
          ----------------------
             R. E. Densford


       /s/ James A. Klein          Controller and Chief Accounting Officer
          ----------------------
           James A. Klein

   /s/ Robert D. Carl, III
     ---------------------------------
       Robert D. Carl, III                           Director



   /s/ Martin J. Freedman
    ---------------------------------
       Martin J. Freedman                            Director


   /s/ William C. Hooper, Jr.
    ---------------------------------
       William C. Hooper, Jr.                        Director


   /s/ Tom Shorney
    ---------------------------------
       Tom Shorney                                  Director


   /s/ Stuart Strasner
    ---------------------------------
       Stuart Strasner                             Director