Form 10QSB/A
period 1996-09-30
ENEX RESOURCES CORP
filed 1997-02-25
CIK 314864

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                  Amendment II


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

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------

                                                       September 30,          DECEMBER 31,
ASSETS                                                      1996                  1995
                                                     ---------------       ---------------
                                                        (Unaudited)
CURRENT ASSETS:
  Cash and certificates of deposit                   $    1,489,837        $      806,196
  Accounts receivable:
    Managed limited partnerships                            610,435               756,741
    Oil and gas sales                                       796,891               684,609
    Joint owner                                             257,689               325,816
    Receivable from property sales                                -               123,202
    Other accounts receivable                             1,128,200             1,298,698
  Notes receivable from managed limited
    partnerships                                             10,578                29,523
  Federal income tax receivable                              83,398                98,614
  Deferred tax asset -  current portion                     108,325               112,174
  Prepaid expenses & other current assets                   481,090               505,206
                                                     ---------------       ---------------

Total current assets                                      4,966,443             4,740,779
                                                     ---------------       ---------------

PROPERTY:
  Oil & gas properties (Successful efforts
     accounting method)  Proved mineral
     interests and related equipment & facilities:
    Direct ownership                                      6,983,907             8,134,074
    Derived from investment in managed
     limited partnerships                                 4,886,483             6,707,824
  Furniture, fixtures and other (at cost)                   343,758               341,507
                                                     ---------------       ---------------

Total property                                           12,214,148            15,183,405
                                                     ---------------       ---------------

Less accumulated depreciation,
  depletion and amortization                              5,737,840             5,602,987
                                                     ---------------       ---------------

Property, net                                             6,476,308             9,580,418
                                                     ---------------       ---------------

OTHER ASSETS
  Receivable from managed limited
   partnerships for start-up costs                        1,291,225             2,171,636
  Deferred tax asset                                        614,205               536,256
  Deferred organization expenses and other                    5,254                 8,233
                                                     ---------------       ---------------

Total other assets                                        1,910,684             2,716,125
                                                     ---------------       ---------------

TOTAL                                                $   13,353,435        $   17,037,322
                                                     ===============       ===============




See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------

                                                          September 30,               December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                          1996                        1995
                                                        -------------------       ---------------------
                                                           (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                        $       338,956      $              725,110
   Current portion of long-term debt                                     -                     850,000
                                                        -------------------     -----------------------

Total current liabilities                                          338,956                   1,575,110
                                                        -------------------     -----------------------


COMMITMENTS AND
CONTINGENT LIABILITIES                                                   -                           -
                                                        -------------------     -----------------------

TOTAL LIABILITIES                                                  338,956                   1,575,110
                                                        -------------------       ---------------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   $5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,665,359 shares issued at September 30, 1996 and
    1,642,859 shares issued at December 31, 1995                    83,268                      82,143
Additional paid-in capital                                      10,104,700                   9,944,967
Retained earnings                                                4,406,076                   7,041,773
Less cost of treasury stock;
 301,124 shares at September 30, 1996 and
 315,136 shares at December 31, 1995                            (1,579,565)                 (1,606,671)
                                                        -------------------     -----------------------

TOTAL STOCKHOLDERS' EQUITY                                      13,014,479                  15,462,212
                                                        -------------------     -----------------------

TOTAL                                                     $     13,353,435      $           17,037,322
                                                        ===================     =======================





See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

(UNAUDITED)                                          QUARTER   ENDED                           NINE  MONTHS ENDED
                                              ------------------------------------       -------------------------------------

                                              September 30,       September 30,           September 30,        September 30,
                                                  1996                 1995                   1996                 1995
                                              ---------------  -------------------      -----------------    -----------------

REVENUES:
Oil and gas sales                             $    1,603,321   $        1,210,145         $    4,336,806       $    3,715,802
Gas plant sales                                      121,063              101,496                357,386              303,826
Gain on sale of property                               8,754              239,068                147,229              239,068
Other revenues                                        33,135               72,305                 60,771              189,927
Interest income                                        1,111                5,057                 12,185               25,762
                                              ---------------  -------------------      -----------------    -----------------

Total revenues                                     1,767,384            1,628,071              4,914,377            4,474,385
                                              ---------------  -------------------      -----------------    -----------------

EXPENSES:
  General and administrative                         292,064              304,387                968,548              887,162
  Lease operating and other expenses                 499,975              475,881              1,504,162            1,426,543
  Gas purchases and plant operating expenses          93,243               68,710                281,460              201,700
  Production taxes                                    94,244               71,783                250,972              230,509
  Depreciation, depletion and amortization           354,313              410,228                886,763            1,191,496
  Impairment of assets                                     -                    -              3,581,603                    -
  Interest expense                                       142               43,773                 12,384              143,525
                                              ---------------  -------------------      -----------------    -----------------

Total expenses                                     1,333,981            1,374,762              7,485,892            4,080,935
                                              ---------------  -------------------      -----------------    -----------------

Income (loss) before income taxes                    433,403              253,309             (2,571,515)             393,450
                                              ---------------  -------------------      -----------------    -----------------

INCOME TAX CREDIT:
   Deferred                                          (24,854)             (24,142)               (74,101)            (173,593)
                                              ---------------  -------------------      -----------------    -----------------

NET INCOME (LOSS)                              $     458,257   $          277,451        $    (2,497,414)     $       567,043
                                              ===============  ===================      =================    =================

PRIMARY EARNINGS PER SHARE                      $      0.32    $             0.20        $         (1.83)     $          0.40
                                              ===============  ===================      =================    =================







See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------


ENEX RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------

(UNAUDITED)                                                            NINE MONTHS ENDED
                                                                  ------------------------------------------

                                                                   September 30,            September 30,
                                                                       1996                      1995
                                                                 -----------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $    (2,497,414)       $          567,043
                                                                 -----------------       -------------------
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation, depletion and amortization                             1,124,815                 1,430,261
   Impairment of assets                                                 3,638,634                         -
   Gain on sale of property                                              (157,099)                 (390,549)
   Noncash expense from stock purchase plan                               177,138                   201,000
   Increase in deferred tax asset                                         (74,100)                 (173,593)
  Minority interest share of net income after distributions              (207,821)                  179,980

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                              798,909                   447,088
  (Increase) in prepaid expenses & other assets                          (196,850)                 (923,615)
  (Decrease) in accounts payable                                         (454,010)                 (543,732)
                                                                 -----------------       -------------------

Net cash provided  by operating activities                              2,152,202                   793,883
                                                                 -----------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                         227,913                   768,778
   Property additions                                                    (911,267)               (1,506,966)
   Reduction  in notes receivable from
     managed limited partnerships                                           6,324                    38,887
                                                                 -----------------       -------------------

Net cash (used) by investing activities                                  (677,030)                 (699,301)
                                                                 -----------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                     -                   260,000
   Repayment of long-term debt                                           (850,000)                 (484,000)
   Purchase of treasury stock                                             (89,174)                        -
   Payment of cash dividend                                              (138,283)                 (133,716)
   Proceeds from exercise of stock options                                100,000                    39,000
                                                                 -----------------       -------------------

Net cash (used) by financing activities                                  (977,457)                 (318,716)
                                                                 -----------------       -------------------

NET INCREASE (DECREASE) IN CASH                                           497,715                  (224,134)

CASH AT BEGINNING OF YEAR                                               1,007,144                   647,485
                                                                 -----------------       -------------------

CASH AT END OF PERIOD                                              $   1,504,859        $          423,351
                                                                 =================       ===================




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



                                                               Primary
                                                       -----------------------
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

5.       IMPAIRMENT OF ASSETS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
         Disposed  Of,"  which  requires  certain  assets  to  be  reviewed  for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. This standard requires the evaluation of oil and gas assets on an individual property basis versus a company-wide basis. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H.J. Gruy and Associates, Inc. ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company implemented SFAS 121 and recognized a non-cash impairment provision of $3,638,634 for certain oil and gas properties and other assets due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties..


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

         Deferred income taxes reflect the net tax of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of September 30, 1996, are as follows:


Difference between tax and book net property basis         $        396,117
Difference between basis in managed limited
partnerships for financial reporting purposes and income
tax purposes                                                      4,284,695
Intangible drilling costs which remain capitalized for
financial reporting purposes which were deducted for
federal income tax purposes                                       (170,198)
Timing difference from lawsuit contingency                         (50,683)
Net operating loss carryforward (expires 2009)                      567,745
                                                          -----------------
Deferred tax asset                                                5,027,676
Valuation allowance                                             (4,305,146)
                                                          -----------------
Net deferred tax asset                                      $       722,530
                                                          =================

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


                         LIQUIDITY AND CAPITAL RESOURCES


Cash flow provided by operating, financing and investing activities increased to $2,078,101 in the first nine months of 1996 as compared with $743,884in the same period of 1995. This represents an increase of $1,334,217 , which was primarily the result of higher sales prices for oil and natural gas which increased the cash flows from oil and gas properties, and a $798,909 increase in the collection of accounts receivable in 1996 as compared to an increase in the collection of accounts receivable of $447,088 in the first nine months of 1995. To this cash flow from operations, payments received on notes receivable from managed limited partnerships added $6,324 in the first nine months of 1996 versus $38,887 received in 1995. The Company sold its interests in a number of marginal and non-economic wells which yielded an additional $227,913 in the first nine months of 1996 versus $768,778 in the first nine months of 1995. Net payments on the Company's bank line-of-credit were $850,000, in 1996, which completely repaid all of the Company's debt in May, 1996. In the first nine months of 1995, payments on the line of credit were $484,000. Proceeds from the exercise of stock options added $100,000 and $39,000 to the cash flow in 1996 and 1995, respectively. A $.10 per share cash dividend was paid in the first nine months of both years utilizing $138,283 in 1996 and $133,716 in 1995. The Company also reinstituted its treasury stock purchase program in June of 1996 expending $89,174.

The improved cash flow allowed the Company to continue to purchase additional limited partnership interests and improve oil and gas properties. In the first nine months of 1996, the Company used $911,267 to purchase interests in the Company's managed limited partnerships, successfully drill two wells in the Schlensker acquisition and one well in the Dent acquisition and reworked wells in the Speary and Binger acquisitions.

In the first nine months of 1995, $1,456,967 of the cash flow was utilized to purchase interests in the Company's managed limited partnerships, drill wells on the A&W, Dent and FEC acquisitions, participate in a waterflood expansion program at Shafter Lake and recomplete wells in the McBride and Florida acquisitions.

Working capital improved to $3,809,715 at September 30, 1996 versus $2,296,842 at December 31, 1995. At September 30, 1996, the Company's current ratio was
9.65 to 1.00 and the Company had no long-term debt.

                              Results of Operations


The Company reported net income in the third quarter of 1996 of $458,257, or $.32 per share, as compared to $277,451, or $.20 per share, in the third quarter of 1995. In the first nine months of 1996, the Company reported a net loss of $2,497,414 or $1.83 per share. This loss includes a $3,638,634 nonrecurring charge due to the implementation of SFAS 121. Excluding this charge, the Company earned $1,141,220 or $.83 per share as compared to $567,043 or $.40 per share in the first nine months of 1995. The higher net income in 1996 was attributable to increased oil and gas revenues due primarily to higher oil and natural gas prices.

Oil and gas sales were $1,925,387 in the third quarter of 1996 versus $1,483,183 in the corresponding period of 1995. This increase of $442,204or 30% was due primarily to the higher oil and natural gas prices experienced in the market during 1996. Oil revenues increased by $91,816 or 12% from $791,865 in the third quarter of 1995 to $883,681 in the third quarter of 1996. A 21% increase in the average oil sales price increased sales by $154,440 . This increase was partially offset by an 8% decrease in oil production. The decrease in oil production was primarily a result natural production declines, partially offset
by  the  additional   interests   acquired  in  the  Company's  managed  limited
partnerships. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. Gas revenues increased by 51% or $350,388 in the third quarter from $691,318 in 1995 to $1,041,706 in
1996. A 48% increase in the average gas sales price  increased sales by $337,988
 . A 2% increase in gas production increased sales by an additional $12,400 . The increase in gas production was primarily a result of the acquisition of additional partnership interests and additional production from two wells drilled in the Schlensker acquisition and one well in the Dent acquisition, partially offset by natural production declines. The increase in the average gas price corresponds with higher prices in the overall market for the sale of natural gas.

Gas plant sales increased to $220,949 in the third quarter of 1996 from $178,180 in the third quarter of 1995. This represents an increase of $42,769 or 24% . A 26% increase in the average price for the sale of plant products increased sales by $45,007 . This increase was partially offset by a 1% decrease in the production of gas plant products. The increase in the average price for the sale of gas plant products corresponds with higher prices in the overall market for the sale of gas plant products.

In the first nine months of 1996, oil and gas sales were $5,219,477 versus $4,506,497 in the first nine months of 1995. This represents an increase of $712,980 or 16% . During the first nine months of 1996, oil revenues increased by $96,513 or 4% , from $2,455,459 in 1995 to $2,551,972 in the first nine months of 1996. A 15% increase in the average oil sales price increased sales by $331,792 . This increase was partially offset by a 10% decrease in oil production. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. The decrease in oil production was primarily the result of natural production declines, partially offset by the purchase of additional interests in limited partnerships. Gas revenues increased by 30% or $616,467 from $2,051,038 in the first nine months of 1995 to $2,667,505 in the first nine months of 1996. A 39% increase in the average gas sales price increased gas sales by $746,631 . This increase was partially offset by a 6% decrease in gas production. The increase in the average gas sales price corresponds with higher prices in the overall market for the sale of gas. The decrease in gas production was primarily a result of natural production declines, partially offset by the acquisition of additional partnership interests.

Gas plant sales increased to $656,836 in the first nine months of 1996 from $536,937 in the first nine months of 1995. This represents an increase of $119,899 or 22% . A 26% increase in the average price for the sale of plant products increased sales by $136,556 . This increase was partially offset by a 3% decrease in production of gas plant products. The increase in the average price for the sale of gas plant products corresponds with higher prices in the overall market for the sale of gas plant products. The decrease in production of gas plant product was primarily a result of natural production declines.


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


In the third quarter of 1995, the Company sold a portion of its interest in the HNG acquisition, which it owns through its limited partner interest in Enex Program I Partners, L.P. The proceeds from the sale were $742,662. A gain of $427,964 was recognized by the Company from the HNG sale. Additionally, the Company sold its interests in several other acquisitions for $26,116 . A net gain of $12,584 was recognized by the Company from these sales. In the first nine months of 1996, the Company sold its interests in a number of marginal and non-economic wells for $227,913 recognizing a gain of $157,099 .

General and administrative expenses were $375,166 in the third quarter of 1996 versus $390,918 in the third quarter of 1995. This represents a decrease of $15,752 or 4% . The decrease is a result of fewer staff working for the Company in 1996. General and administrative expenses increased to $1,261,311 in the first nine months of 1996 as compared to $1,193,951 in the first nine months of 1995. This represents an increase of $67,360 or 6% . The increase is primarily a result of the Company retaining a higher proportion of allocated general and administrative expenses in 1996, due to the acquisition of additional partnership interests.

Lease operating and other expenses decreased to $568,832 in the third quarter of 1996 from $579,890 in the third quarter of 1995. This represents a decrease of $11,058 or 2% . The decrease was primarily the result of the changes in production, noted above. In the first nine months of 1996, lease operating expenses increased by $44,123 or 3% from $1,703,519 in 1995 to $1,747,642 in
1996. The increase was primarily a result of the purchase of additional interests in limited partnerships coupled with workover expenses incurred on the Speary and Binger acquisitions in 1996.


Depletion, depreciation and amortization expense decreased from $493,886 in the third quarter of 1995 to $440,960 in the third quarter of 1996. This represents a decrease of $52,926 or 11% . The changes in production, noted above, reduced depreciation and depletion expenses by $9,591. A 9% decrease in the depletion rate reduced depreciation and depletion expense by an additional $43,335 . Depreciation, depletion and amortization decreased from $1,430,261 in the first nine months of 1995 to $1,124,815 in the first nine months of 1996, a decrease of $305,446 or 21% . The changes in production, noted above, reduced depreciation and depletion expense by $100,883 . A 15% decrease in the depletion rate reduced depreciation and depletion expense by an additional $204,563 . The decreases in the depletion rate were the primarily due to the lower property basis resulting from the recognition of a $3,638,634 impairment during the first quarter of 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. This standard requires the evaluation of oil and gas assets on an individual property basis versus a company-wide basis. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H.J. Gruy and Associates, Inc. ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company implemented SFAS 121 and recognized a non-cash impairment provision of $3,638,634 n oil and gas properties and other assets.

In the third quarter of 1996, the Company had net interest income of $3,949 as compared with net interest expense of $35,726 in the third quarter of 1995. In the first nine months of 1996, the Company had net interest income of $2,781 versus net interest expense of $108,718 in the first nine months of 1995. The decrease in net interest expense is a result of the repayment of the bank debt during 1995 and the first five months of 1996.


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


Higher earnings and cash flow have allowed the Company to continue to strengthen its financial position. The current ratio improved to 9.65 with virtually no debt. We continue to evaluate potential joint ventures or business combinations in order to maximize shareholder value. Cash flow will continue to be used to acquire additional producing properties. The Company has evaluated several drilling locations for further development. While the Company has no other material commitments for capital, a line of credit is maintained which allows the Company to respond to acquisition and investment opportunities.


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

                                                               EXHIBIT 11

Enex Resources Corporation
Statement re:  Computation of Per Share Earnings      For the Nine Months Ended             For the Nine Months Ended
                                                          September 30, 1996                    September 30, 1995
                                                    ---------------------------------      ---------------------------------
                                                        Primary       Fully-diluted           Primary       Fully-diluted
                                                     Earnings per      Earnings per         Earnings per     Earnings per
                                                         Share            Share                Share             Share
                                                    ---------------------------------      ---------------------------------

Net Income                                              ($2,497,414)     ($2,497,414)            $567,043          $567,043
                                                    ----------------  ---------------      ---------------  ----------------

Divided By:

Weighted average shares                                   1,367,109        1,367,109            1,322,025         1,322,025

Plus: Common Stock Equivalents                                    -                -              105,968           105,968
                                                    ----------------  ---------------      ---------------  ----------------
 (for stock options - treasury stock method)

Adjusted weighted average shares                          1,367,109        1,367,109            1,427,993         1,427,993
                                                    ----------------  ---------------      ---------------  ----------------


Earnings per Share                                           ($1.83)          ($1.83)               $0.40             $0.40
                                                    ================  ===============      ===============  ================




Enex Resources Corporation
Statement re:  Computation of Per Share Earnings          For the Quarter Ended                 For the Quarter Ended
                                                             September 30, 1996                    September 30, 1995
                                                    ---------------------------------      ---------------------------------
                                                        Primary       Fully-diluted           Primary       Fully-diluted
                                                     Earnings per      Earnings per         Earnings per     Earnings per
                                                         Share            Share                Share             Share
                                                    ----------------  ---------------      ---------------  ----------------

Net Income                                                 $458,257         $458,257             $277,451          $277,451
                                                    ----------------  ---------------      ---------------  ----------------

Divided By:

Weighted average shares                                   1,368,105        1,368,105            1,325,722         1,325,722

Plus: Common Stock Equivalents                               84,131           84,131               87,370            87,370
                                                    ----------------  ---------------      ---------------  ----------------
(for stock options - treasury stock method)

Adjusted weighted average shares                          1,452,236        1,452,236            1,413,092         1,413,092
                                                    ----------------  ---------------      ---------------  ----------------


Earnings per Share                                            $0.32            $0.32                $0.20             $0.20
                                                    ================  ===============      ===============  ================

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





                                       ENEX RESOURCES CORPORATION
                                              (Registrant)





                                    By:   /s/  R. E. Densford
                                             R. E. Densford
                                        Vice President, Secretary
                                      Treasurer and Chief Financial
                                                 Officer



February 21, 1997                   By:    /s/  James A. Klein
                                       -----------------------

                                             James A. Klein
                                          Controller and Chief
                                           Accounting Officer