Form 10KSB/A
period 1995-12-31
ENEX RESOURCES CORP
filed 1997-03-19
CIK 314864

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A



                                  AMENDMENT IV




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

10.      RESTATEMENT


     In connection with a review by the Staff of the Securities and Exchange Commission ("Staff") of the Company's filing on Form 10-K for the year ended December 31, 1995, the Company had discussions with the Staff regarding whether its investment in one majority owned partnership should be accounted for on the pro rata consolidation method or the full consolidation method. The Company owns a 53% interest in one partnership, Enex Program I Partners L.P. The Company's ownership percentage in its other 40 publicly offered limited partnerships is below 50%. The Company has historically used the pro rata consolidation method for all investments in limited partnerships, regardless of ownership percentage, since as research indicated it is was industry practice to do so. The Staff concluded, however, it was not industry practice and that other accounting literature, which requires full consolidation of majority-owned partnerships, took precedence over industry practice. was proper and the use of pro rata consolidation for an over 50% interest in a limited partnership was an error in the application of an accounting principle.


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