Form 10KSB/A
period 1995-12-31
ENEX RESOURCES CORP
filed 1997-03-27
CIK 314864

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A


                                      AMENDMENT V


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

10.      RESTATEMENT



     In connection with a review by the Staff of the Securities and Exchange Commission ("Staff") of the Company's filing on Form 10-K for the year ended December 31, 1995, the Company had discussions with the Staff regarding whether its investment in one majority owned partnership should be accounted for on the pro rata consolidation method or the full consolidation method. The Company owns a 53% interest in one partnership, Enex Program I Partners L.P. The Company's ownership percentage in its other 40 publicly offered limited partnerships is below 50%. The Company has historically used the pro rata consolidation method for all investments in limited partnerships, regardless of ownership percentage, as research indicated it was industry practice to do so. The Company, upon further examination of this issue and questions from the Staff, concluded, however, it was not industry practice and that other accounting literature, which requires full consolidation of majority-owned partnerships was proper and the use of pro rata consolidation for an over 50% interest in a limited partnership was an error in the application of an accounting principle.



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





Houston, Texas
March 27, 1997

                                                    SIGNATURES




     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                    ENEX RESOURCES CORPORATION





March 27, 1997                                By:  /s/ G. B. Eckley



                                                  ---------------------------
                                                        G. B. Eckley, President





     In accordance with the Exchange Act, this report has been signed below on March 27, 1997, by the following persons in the capacities indicated.





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