Form 10KSB
period 1996-12-31
ENEX RESOURCES CORP
filed 1997-03-31
CIK 314864

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB



(Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from...............to...............

                          Commission file number 0-9378

                           ENEX RESOURCES CORPORATION
                 (Name of small business issuer in its charter)

          Delaware                                            93-0747806
State or other jurisdiction of                             (I.R.S. Employer
ncorporation or organization)                             Identification No.)

                           800 Rockmead Drive
                          Three Kingwood Place
                          Kingwood, Texas 77339
           (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (281) 358-8401

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

                                    Yes x No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

       State issuer's revenues for its most recent fiscal year. $8,596,844

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act) $7,358,075 at March 13, 1997.

                    Applicable Only to Corporate Registrants

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 13, 1997 - 1,322,729.

                      Documents Incorporated by Reference:

                                      NONE

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                           ENEX RESOURCES CORPORATION



Item No.                Part I                                   Page
--------                --------                                 ------



1      Description of Business                                     I-1

2      Description of Property                                     I-3

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


                             Part II
                            ---------


5      Market for Common Equity and
       Related Stockholder Matters                                II-1

6      Management's Discussion and Analysis
       or Plan of Operation                                       II-2

7      Financial Statements and Supplementary Data                II-7

8      Changes In and Disagreements With Accountants
       on Accounting and Financial Disclosure                     II-25


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

           As of March 1, 1997, the Company and one of its subsidiaries, Enex Securities Corporation, employed 23 persons. All employees are engaged on a full-time basis.

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

           Prior to 1994, 55 Partnerships commenced operations with aggregate investor subscriptions of $222.5 million received from 68,678 investors, including reinvestors. Producing property acquisitions for those Partnerships totaled approximately $199.6 million.

           During 1994, one Partnership commenced operations with aggregate subscriptions of $1.0 million received from 461 investors, including reinvestors. Producing property acquisitions for the Partnership totaled approximately $1.1 million, including $.1 million from borrowed funds. During 1995, four partnerships, with aggregate investor subscriptions totaling $33.0 million, were liquidated. During 1996, two additional partnerships, with aggregate investor subscriptions totaling $11.8 million, were liquidated. Aggregate investor subscriptions through December 31, 1996 in all Partnerships totaled $223.5 million. The properties include interests in more than 12,000 wells in 15 states. In addition to these Partnership activities, the Company owns and manages oil and gas producing properties for its own account.

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

           Approximately 59% of the Company's estimated future net revenues from proved reserves at December 31, 1996 is attributable to its interests in the Partnerships and approximately 41% is attributable to the properties owned directly by the Company.

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


Item 2.    Description of Property


Oil and Gas Properties

           Until 1986, the Company had acquired most of its interests in producing oil and gas properties through purchases made by the Partnerships. Prior to 1994, the Partnerships acquired approximately $199.6 million of producing oil and gas properties. A total of $1.1 million was spent on Partnership property acquisitions in 1994. The Company, as general partner, in most instances, has a 10% interest in the net revenues and gains generated by properties owned by these Partnerships, which, in most instances, increases to 15% should the limited partners receive distributions in total equal to their aggregate subscriptions.

           In addition to Partnership activities, the Company owns interests in 378 oil and gas productive properties for its own account, and is the operator of 161 properties. The total properties for its own account and the Partnerships include interests in more than 12,000 producing wells in 15 states.

           The producing oil and gas properties in which the Company owns interests are all located within the United States. The Company's interests in these properties (including properties in which the Company's interest is derived through the Partnerships for which it acts as general partner*) at December 31, 1996 are summarized below:

* As general partner, the Company generally has a 10% interest in the net revenues and gains generated by the Partnerships' properties, which, in most instances, increases to 15% should the limited partners receive distributions in total equal to their aggregate subscriptions. In most instances, the Company has purchased additional interests in each Partnership which entitle the Company to an additional 3% to 55% of each Partnership's net income and capital. Unless otherwise indicated, quantitative information contained in this report regarding the Company's oil and gas properties, the production therefrom and related data includes the Company's indirect interest in the properties owned by the Partnerships.

                       Developed Acres         Undeveloped Acres

                           Gross       Net         Gross         Net

 Working Interests        363,215    12,983         6,529        3,610

 Royalty Interests        561,186     2,937        21,045        3,674


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

Property Acquisitions

           The following acquisitions were made by the Company during 1994:

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

           The following acquisitions were made by the Company during 1995:

           East Seven Sisters acquisition. Royalty interests in the Gorman Gas Unit in Duval County, Texas were purchased from four managed limited partnerships effective December 1, 1995 for $660,290.

           Blair acquisition. Working interests in nine wells located in WWW Field, Ward County, Texas were purchased from two managed limited partnerships effective December 1, 1995 for $18,450.
           This acquisition was sold in 1996.

           Comite acquisition. Overriding royalty interests in four gas wells located in East Baton Rouge Parish, Louisiana, were purchased from four managed limited partnerships for $89,880 effective December 1, 1995. This acquisition was sold in 1996.

           No acquisitions were made by the Company during 1996.

 Net Oil and Gas Production


           The following table shows for the years ended December 31, 1996, 1995 and 1994, the approximate production attributable to the Company's oil and gas interests including interests derived through the Company's interests in the Partnerships. The figures in the table represent "net production"; i.e., production owned by the Company or the Partnerships and produced to the Company's interest after deducting royalty and other similar interests. All production occurred in the United States.

                                              1996        1995         1994
                                          ----------  ----------   ----------
Crude oil and condensate (Bbls)              177,793     200,778      194,467
Natural gas - leasehold or royalty (Mcf)   1,649,530   1,671,517    1,435,593
Natural gas liquids (Bbls) (1)                34,316      35,388       22,916
Natural gas - gas plant sales (Mcf) (1)      232,778     230,899      143,820

           The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, per barrel of natural gas liquids ("NGL"), per Mcf of gas plant gas sales and average production cost per unit produced for the years ended December 31, 1996, 1995 and 1994:


                                                       1996      1995      1994
                                                    -------   --------    -----
Average sales price per Bbl of crude oil and
condensate                                        $  19.42  $  15.82   $  14.74
Average sales price per Mcf of natural gas            2.32      1.64       1.94
Average production cost per equivalent barrel of
production                                            6.19      5.49       5.35
Average sales price per Bbl of NGL (1)               13.34      9.07       8.06
Average sales price per Mcf of gas plant gas (1)      1.96      1.51       1.71
Average production cost per equivalent Bbl of
NGL production (1)(2)                                 9.10      6.89     9.84(3)

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


           The following table shows, as of December 31, 1996, the approximate number of gross and net producing oil and gas wells in which the Company own interests, including wells in which the Company's interest is derived through its interests in the Partnerships:

         Productive Oil Wells              Productive Gas Wells

           Net Working        Net                Net Working       Net
  Gross     Interest        Royalty     Gross     Interest       Royalty
  Wells       Wells          Wells      Wells       Wells         Wells


    11,211    61.333         3.427        1,143     51.791        20.799

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



Oil and Gas Reserves

      Proved oil and gas reserves reported herein for the Company are based primarily on engineering studies performed by the Company's engineering staff. Proved oil and gas reserves reported herein for the Partnerships and for the Company's share of such Partnership reserves are based primarily on engineering studies performed by the petroleum engineering consulting firm of H. J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenues, and all reserves may be subject to revision as more performance data becomes available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves has occurred since December 31, 1996.



Drilling Activities

           In 1996, the Company and its affiliated Limited Partnerships participated in the drilling of twelve oil wells and six gas wells, all of which were successful. The Company owns a direct interest in two of the oil wells drilled - at SW Muldoon field, Fayette County, Texas and North Buck Draw field, Campbell County, Wyoming. In conjunction with the partnerships, three gas wells and one oil well were drilled at Sibley field, Webster Parish, Louisian. Two oil wells were drilled in Oklahoma and the remainder of the wells drilled were located in various fields in Texas.

           In 1995 and 1994, the Company did not participate in any significant developmental drilling for its own account or as an operator of Partnership properties.


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

Item 3.    Legal Proceedings

           The Company and one of its managed limited partnerships, Enex Program I Partners, L.P. ("Program I"), in which the Company owns general and limited partnership interests, were named as parties to a lawsuit filed by Texas Crude, Inc. ("Texas Crude"). Texas Crude sought to recover legal and other fees totaling $600,000. In August 1993, a judgement was granted in favor of Texas Crude for $414,203, plus interest by the 101st Judicial District Court of Texas. During the third quarter of 1993 Program I accrued a liability for $504,350 related to this judgement.

           The Company appealed the verdict and filed a counterclaim for funds that were wrongfully withheld by Texas Crude. In December 1994, the Fifth District Court of Appeals reversed the judgement of the trial court and rendered judgement in favor of the Company and Program I. Accordingly, the contingent liability, initially recognized in 1993, was reversed in 1994 and established a receivable for $254,588.

           There are no other material pending legal proceedings to which the Company or any of its subsidiaries are a party or to which any of their properties are subject.


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

                                    1996                         1995
          Period                High          Low          High         Low
                               -------------------         -----------------

First Quarter . . . . . . .       8 3/4        7 3/4         10 1/4       8 1/4
Second Quarter . . . . . .       11 3/4        8             10 1/2       8 1/2
Third Quarter . . . . . . .      10            8 1/4          9 1/2       7 3/4
Fourth Quarter . . . . . .       10 1/2        8 1/8          9           7 3/4



Number of Equity Security Holders
                                     Number of Record Holders
                                       (as of March 1, 1997)
      Title of Class                ---------------------------------


Common Stock ($.05 par value)                  919*
---------------------------


(*) Includes "nominee" or "street" name holders of record.

Dividends

The Company increased its semi-annual dividend in December of 1996 to $.15 per common share. As a result, the Company paid dividends totaling $.25 per common share in 1996. During 1995 and 1994, the Company paid dividends of $.20 per common share. The payment of future cash dividends will depend on the Company's earnings, financial condition, capital requirements and other factors, although the Company intends to continue with regular dividends.

Item 6. Managements Discussion and Analysis or Plan of Operation

Selected Financial Data

                                                  (Dollar amounts in thousands, except per share data)

Selected Statement of Operations Data             1996         1995         1994           1993         1992
                                              ---------    ---------     --------      ---------     --------


Total revenues                              $    8,597     $    7,950    $   6,871     $    6,247    $   7,880
Earnings before income taxes                $   (2,415)    $      870    $     630     $      968    $   1,268
Net income                                  $   (2,322)    $    1,269    $   1,051     $      932    $   1,141
Net income per primary share                $    (1.70)    $     0.90    $    0.75     $     0.69    $     0.82
Cash dividend declared per
   common share                             $     0.25     $     0.20    $    0.20     $     0.19    $     0.15


Selected Balance Sheet Data

Total assets                                $   15,075     $   18,827    $  19,236     $   15,177    $  17,698
Long-term debt, excluding current
   maturities                               $        -     $        -    $     974     $      259    $     401
Stockholders' equity                        $   12,763     $   15,462    $  14,214     $   13,259    $  12,343
Stockholders' equity per share              $     9.48          11.65    $   11.02     $    10.60    $   10.04
Statistical:
   Cumulative number of limited
     partnerships formed                            57             57           57             56           56
   Cumulative amount of limited
     partnership capital raised             $  223,500     $  223,500    $ 223,500     $  222,489    $ 222,489
   Proved reserves at December 31:
     Barrels of oil (000's)                        812            907        1,089            633          765
     Bcf of gas                                  12.98          11.57        12.45          10.56         7.79
   Standardized measure of discounted
     future net cash flows of proved oil
     and gas reserves at December 31        $   24,103     $   15,179    $  13,448     $   10,718    $   9,280

------------------------------------------------------------------------------

In 1996, higher prices from the sale of oil and gas allowed ENEX to increase revenues and cash flows. In the first quarter of 1996, the Company recognized an impairment of property of $3,908,370. Absent this impairment, net income was $1,586,849, an increase of 25% from 1995. At December 31, 1996, ENEX had a current ratio of 6.30 with no long-term debt.

                         Liquidity and Capital Resources

Operating activities provided cash flow of $3,020,581 in 1996 as compared to $2,541,845 in 1995 and $2,341,038 in 1994. The higher cash flows in 1996 and
1995 were primarily the result of higher revenues.

In May 1996, the Company fully repaid its long-term debt with repayments of $850,000 in the first five months of 1996. The Company repaid a net of $1,074,000 of its long-term debt in 1995. In 1994, the Company borrowed a net $974,127 of long-term debt in order to finance the purchase of oil and gas properties and additional interests in its managed limited partnerships.

In 1996, proceeds from the sales of property added $555,557 to the Company's cash flow. In 1995 and 1994, proceeds from the sale of property added $991,623 and $45,392, respectively. Receipts collected on notes receivable from managed limited partnerships added $16,902, $49,816 and $310,312 in 1996, 1995 and 1994, respectively.

A significant portion of ENEX's cash flow has continued to be reinvested in oil and gas properties. A total of $1,333,111, $1,927,925 and $2,990,574 was used for the acquisition and development of oil and gas properties during 1996, 1995 and 1994, respectively. In 1996, ENEX drilled eighteen developmental oil and gas wells, including, wells in the Sibley Field, Webster Parish, Louisiana, which added 750,000 MCF of gas equivalent to reserves. In 1995, ENEX acquired royalty interests in the Gorman gas unit in Duval County, Texas, overriding royalty interests in four gas wells located in East Baton Rouge Parish, Louisiana and working interests in nine wells located in WWW Field, Ward County, Texas from managed limited partnerships for $660,290, $89,880 and $18,450, respectively. In 1994, ENEX acquired over 320,000 equivalent barrels of oil reserves through the purchase of interests in managed limited partnerships for $1,271,377. The Company also obtained working interests in 41 wells in McBride Field, in Caldwell and Bastrop Counties, Texas for $798,393. These wells, which are operated by the Company, have development potential which will allow the Company to increase future production. The Company also purchased working interests in the Larto Lake and Florida acquisitions in 1994 for $199,928 and $99,196, respectively.

ENEX increased its semi-annual dividend to its shareholders in December 1996 from $.10 per share to $.15 per share. The Company utilized $345,542 of cash flow to pay $.25 per share of dividends in 1996. In 1995 and 1994, the Company utilized $268,200 and $259,681, respectively, to pay dividends of $.20 per share.

In 1996, the Company reinstituted its stock repurchase program, utilizing $333,250 to purchase 34,494 shares of its common stock. In 1994, the Company utilized $171,845 to purchase 19,161 shares of its common stock in 1994.

As a result of the higher net income and reduction of debt, working capital increased to $3,969,402 at December 31, 1996, from $2,296,842 at December 31, 1995. At December 31, 1996, the Company's current ratio was 6.30 and it had no long-term debt.

                              Results of Operations

In 1996, the Company recorded a loss of $2,321,521 or $1.70 per share. This loss was the result of a $3,908,370 non-recurring impairment recognized in 1996. Excluding the impairment, the Company recorded net income of $1,586,849. This compares to net income of $1,269,400 in 1995 and $1,051,476 in 1994. Excluding the impairment, earnings per share were $1.16 in 1996 as compared to $.90 in 1995 and $.75 in 1994. The increase in net income in 1996 from 1995 was primarily due to higher oil and gas revenues. The increase in net income in 1995 as compared to 1994 was primarily the result of lower general and administrative expenses and a larger gain from the sale of properties.

Oil, natural gas and gas plant sales were $8,202,331 in 1996, $6,594,438 in 1995 and $6,082,700 in 1994. Sales increased by $1,607,893 or 24% in 1996 from 1995.
Oil sales increased by $277,366 or 9% in 1996 from 1995. A 23% increase in the average oil sales price increased oil by $640,966. This increase was partially offset by an 11% decrease in oil production. Gas sales increased by $1,084,708 or 39%. A 41% increase in the average gas sales price increased sales by $1,120,862. This increase was partially offset by a 1% decrease in gas production. Gas plant sales increased by $245,819 or 37%. A 38% increase in the average sales price of gas plant products increased sales by $252,701. This increase was partially offset by a 1% decrease in the production of gas plant products. The decreases in production were primarily the result of natural production declines, partially offset by the development of eighteen oil and gas wells in 1996. The increases in average sales prices correspond with higher prices in the overall market for the sale of oil, gas and gas plant products.

Oil, natural gas and gas plant gas sales increased by $511,738 or 8% from 1994 to 1995. Oil sales increased $309,866 or 11% in 1995 from 1994. A 3% increase in oil production increased sales by $93,024. A 7% increase in average oil sales prices increased sales by an additional $216,848. Gas sales decreased by $47,349 or 2% in 1995 from 1994. This decrease was primarily the result of a 16% decrease in average gas sales prices, which reduced sales by $501,455. The lower prices were partially offset by a 16% increase in gas production. Gas plant sales increased by 59% or $249,187. A 58% increase in gas plant production increased sales by $242,067. A 1% increase in the average gas plant prices increased sales by an additional $7,120. The decrease in oil production was primarily a result of natural production declines. The increases in natural gas and gas plant gas production were primarily the result of the recognition of the minority interest of Enex Program I Partners, L.P. ("Program I") for the entire year in 1995, partially offset by natural production declines. The changes in average sales prices correspond with changes in the overall market for the sale of oil, gas and gas plant products.

Other revenues were a net $88,259 in 1996 as compared with $687,401 in 1995 and $757,832 in 1994. Such revenues included rig rental revenues of $153,346, $106,144 and $24,885 in 1996, 1995 and 1994, respectively, and gain recognized from the early receipt of notes receivable of $393,980 and $201,000 in 1995 and 1994, respectively. Also included in the 1996 amount is a net loss on the liquidation of managed partnerships totaling $125,015. Included in the 1995 amount is mineral lease rental income of $105,686 to lease 2,113.73 acres in San Augustine County, Texas. Commission fee income of $45,089 was recorded in 1994. The decrease in other revenues from 1995 to 1996 was primarily the result of the recognition, in 1996, of the loss arising from the liquidation of managed partnerships, and the gain recognized in 1995, from the early receipt of receivables. The decrease in other revenues from 1994 to 1995 was primarily due to the reversal of a litigation contingency accrual, which was initially recorded in 1993, and the recognition of a related receivable, plus accrued interest, from an appellate court verdict which was rendered in December 1994 in favor of one of the Company's managed limited partnerships. The Company's share of the contingency reversal and receivable increased other income by $421,065 in 1994. See Note 8 of the Notes to Consolidated Financial Statements for further information. The receipt of unrecognized notes receivable was accelerated in 1995 as a result of the liquidation of four managed limited partnerships. As a result, there was no longer an unrecognized notes receivable as of December 31, 1995.

General and administrative expenses increased to $1,826,762 in 1996 from $1,689,742 in 1995. In 1994, such expenses were $1,751,773. This represents an increase of $137,020 or 8% from 1995 to 1996. The increase was primarily the result of the additional interests acquired in managed limited partnerships in 1996. The decrease from 1994 to 1995 was primarily the result of lower employee compensation and legal expenses in 1995.

Lease operating expenses were $2,490,701 in 1996 as compared to $2,322,509 in 1995 and $2,009,175 in 1994. Lease operating expenses increased by $168,192 or 7% from 1995 to 1996. The increases were primarily a result of the purchase of additional interests in limited partnerships coupled with work over expenses incurred on the Speary and Binger acquisitions in 1996. Lease operating expenses increased by $313,334 or 16% from 1994 to 1995. This increase was primarily the result of operating costs incurred on properties and partnership interests acquired during 1994. The properties acquired during 1994 (McBride, Larto Lake and Florida acquisitions) added $146,762 to lease operating expenses, while the additional partnership interests acquired in 1994 and 1995 added approximately $250,000.

Depletion, depreciation and amortization expense ("DD&A") was $1,338,602 in 1996, $1,909,857 in 1995 and $1,517,278 in 1994. DD&A decreased by $571,255 or
30% from 1995 to 1996. A 26% decrease in the depletion rate reduced DD&A by $476,636. The changes in production, noted above, reduced DD&A by an additional $94,619. The decrease in the depletion rate was primarily the result of the recognition of a nonrecurring impairment of $3,908,370 in the first quarter of 1996, coupled with upward revisions of the oil and gas reserves during December 1996. DD&A increased by $392,579 or 26% from 1994 to 1995. The changes in production, noted above, increased DD&A by $229,246. A 9% increase in the depletion rate increased DD&A by an additional $163,333. The increase in the depletion rate was primarily the result of the acquisition of properties with a relatively higher depletion rate coupled with a downward revision of the gas reserves during 1995, partially offset by an upward revision of the oil reserves during 1995.

In 1996, the Company earned $35,039 of net interest income. The company incurred $117,062 of net interest expense in 1995 and $116,858 in 1994. Net interest income increased in 1996 from 1995 and net interest expense decreased from 1994 to 1995 due to the repayment of long-term debt.

The Company recognized an income tax credit of $92,981, $399,658 and $421,125 in 1996, 1995 and 1994, respectively. The income tax credits represent the recognition of a portion of the Company's deferred tax asset that is expected to be realized in future years. The credit recognized in 1994 was also a result of the Company filing amended returns for $127,034 to reflect additional expenses allowed to the Company in prior years and from the carry back of a tax net operating loss of $133,702. At December 31, 1996, the Company had a substantial deferred tax asset of $5,394,190. Due to uncertainties inherent in the oil and gas market, a valuation allowance reserved all but $741,411 of the asset.

                                 Future Outlook

In 1996, ENEX generated higher revenues and cash flows as result of a surge in oil and gas prices in the latter half of the year. This allowed ENEX to entirely repay its debt outstanding of $850,000 at January 1, 1996 and reinstate its stock buy back program. In November, the Board of Directors authorized the Company to purchase an additional 50,000 shares of its common stock. The debt reduction further strengthened ENEX's financial position as evidenced by the Company's current ratio of 6.30 to 1.0.

During 1995, four managed limited partnerships, which were operating at marginal levels were liquidated. In 1996, two additional managed limited partnerships were liquidated. A major reorganization of the remaining managed limited partnerships is planned for 1997. This restructuring will allow us to revamp administrative processes, yielding further reductions in general and administrative expenses.

On August 9, 1996, the Company submitted preliminary proxy material to the Securities and Exchange Commission ("SEC") with respect to a proposed consolidation of thirty-four of the Company's managed limited partnerships. On November 13, 1996, January 9, 1997 and February 27, 1997, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

ENEX continues to evaluate potential joint ventures or business combinations in order to maximize shareholder value. Cash flow will continue to be used to acquire additional producing properties. The Company has evaluated several drilling locations for further development. While the Company has no other material commitments for capital, a line of credit is maintained which allows the Company to respond to acquisition and investment opportunities.

Item 7.    Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT


Enex Resources Corporation:

We have audited the accompanying consolidated balance sheets of Enex Resources Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996.
These financial statements are the responsibility of Enex Resources Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enex Resources Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE  LLP



Houston, Texas
March 18, 1997

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995
------------------------------------------------------------------------------

ASSETS                                                        1996                    1995
                                                       ------------------       -----------------

CURRENT ASSETS:
  Cash and certificates of deposit                     $       1,862,281          $    1,007,144
  Accounts receivable:
    Managed limited partnerships                                 522,283                 756,741
    Oil and gas sales                                          1,242,923                 862,529
    Joint owner                                                  178,291                 325,816
    Receivable from property sales                                     -                 123,202
  Notes receivable from managed limited
    partnerships                                                       -                  16,902
  Federal income tax receivable                                        -                  98,614
  Prepaid expenses and other current assets                      806,443                 697,664
  Deferred tax asset                                             105,464                 112,174
                                                       ------------------       -----------------

Total current assets                                           4,717,685               4,000,786
                                                       ------------------       -----------------

PROPERTY:
  Oil and gas properties (successful efforts
     accounting method)  Proved mineral interests
     and related equipment and facilities:
    Direct ownership                                           6,940,811               8,134,074
    Derived from investment in managed
     limited partnerships                                      9,130,403              10,729,113
  Furniture, fixtures and other (at cost)                        350,019                 341,507
                                                       ------------------       -----------------

Total property                                                16,421,233              19,204,694

Less accumulated depreciation,
  depletion and amortization                                   7,988,452               7,250,769
                                                       ------------------       -----------------

Property, net                                                  8,432,781              11,953,925
                                                       ------------------       -----------------

OTHER ASSETS:
  Receivable from managed limited partnerships                 1,153,267               2,171,636
  Deferred tax asset                                             635,947                 536,256
  Other accounts receivable                                      131,004                 156,252
  Deferred organization expenses and other                         4,694                   8,233
                                                       ------------------       -----------------

Total other assets                                             1,924,912               2,872,377
                                                       ------------------       -----------------

TOTAL                                                  $      15,075,378         $    18,827,088
                                                       ==================       =================


See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                        1996                     1995
                                                    --------------------     -------------------

CURRENT LIABILITIES:
   Accounts payable                                 $           748,283      $          853,944
   Current portion of long-term debt                                  -                 850,000
                                                    --------------------     -------------------

Total current liabilities                                       748,283               1,703,944
                                                    --------------------     -------------------

COMMITMENTS AND
   CONTINGENT LIABILITIES                                             -                       -
                                                    --------------------     -------------------

TOTAL LIABILITIES                                               748,283               1,703,944
                                                    --------------------     -------------------

MINORITY INTEREST                                             1,564,058               1,660,932
                                                    --------------------     -------------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,673,359 shares issued at December 31, 1996
    and 1,642,859 shares issued at December 31, 1995             83,668                  82,143
Additional paid-in capital                                   10,128,300               9,944,967
Retained earnings                                             4,374,710               7,041,773
Less cost of treasury stock;
 326,830 shares at December 31, 1996 and
 315,136 shares at December 31, 1995                         (1,823,641)             (1,606,671)
                                                    --------------------     -------------------

TOTAL STOCKHOLDERS' EQUITY                                   12,763,037              15,462,212
                                                    --------------------     -------------------

TOTAL                                               $        15,075,378      $       18,827,088
                                                    ====================     ===================

See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------

                                                     1996                  1995                1994
                                              ------------------     ----------------   ------------------

REVENUES:
Oil and gas sales                             $       7,286,738      $     5,924,664    $       5,662,113
Gas plant sales                                         915,593              669,774              420,587
Gain from sale of property                              258,786              614,758                2,812
Other revenues                                           88,259              687,401              757,832
Interest income                                          47,468               53,776               27,594
                                              ------------------     ----------------   ------------------

Total revenues                                        8,596,844            7,950,373            6,870,938
                                              ------------------     ----------------   ------------------

EXPENSES:
General and administrative                            1,826,762            1,689,742            1,751,773
Lease operating and other expenses                    2,490,701            2,322,509            2,009,175
Gas purchases and
  plant operating expenses                              664,990              503,438              460,207
Production taxes                                        426,731              368,014              334,576
Depreciation, depletion and amortization              1,338,602            1,909,857            1,517,278
Impairment expense                                    3,908,370                    -                    -
Interest expense                                         12,429              170,838              144,452
                                              ------------------     ----------------   ------------------

Total expenses                                       10,668,585            6,964,398            6,217,461
                                              ------------------     ----------------   ------------------

Earnings (loss) before minority interest
     and income taxes                                (2,071,741)             985,975              653,477

MINORITY INTEREST                                      (342,761)            (116,233)             (23,126)
                                              ------------------     ----------------   ------------------

Earnings (loss) before income taxes                  (2,414,502)             869,742              630,351
                                              ------------------     ----------------   ------------------

INCOME TAX CREDIT
Current                                                       -                    -             (260,736)
Deferred                                                (92,981)            (399,658)            (160,389)
                                              ------------------     ----------------   ------------------

Net income tax credit                                   (92,981)            (399,658)            (421,125)
                                              ------------------     ----------------   ------------------

NET INCOME (LOSS)                             $      (2,321,521)     $     1,269,400    $       1,051,476
                                              ==================     ================   ==================

Primary Earnings (Loss) per Share             $           (1.70)     $          0.90    $            0.75
                                              ==================     ================   ==================

Fully Diluted Earnings (Loss) per Share       $           (1.70)     $          0.90    $            0.75
                                              ==================     ================   ==================


See accompanying notes to consolidated financial statements.
----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------

                                      Common Stock             Additional
                               ---------------------------
                                                                 Paid-in            Retained           Treasury
                                 Shares         Amount            Capital            Earnings            Stock           Total
                               -------------  ------------    ------------   ----------------  -----------------    ------------
BALANCE,
  January 1, 1994                 1,599,859       $79,993      $9,630,749         $5,248,778        ($1,700,165)    $13,259,355

Exercise of stock options            28,000         1,400          89,850                                                91,250

Reissue 30,610 shares of
 Treasury stock through SPP                                        94,018                               148,939         242,957

Purchase of 19,161 shares
  of Treasury stock                                                                                    (171,845)       (171,845)

Payment of $.20 per share
   cash dividend                                                                    (259,681)                          (259,681)

Net income                                                                         1,051,476                          1,051,476
                               -------------  ------------    ------------   ----------------  -----------------    ------------

BALANCE,
 December 31, 1994                1,627,859        81,393       9,814,617          6,040,573         (1,723,071)     14,213,512

Exercise of stock options            15,000           750          45,750                                                46,500

Reissue 22,800 shares of
  Treasury stock through SPP                                       84,600                               116,400         201,000

Payment of $.20 per share
  cash dividend                                                                     (268,200)                          (268,200)

Net income                                                                         1,269,400                          1,269,400
                               -------------  ------------    ------------   ----------------  -----------------    ------------

BALANCE,
  December 31, 1995               1,642,859        82,143       9,944,967          7,041,773         (1,606,671)     15,462,212

Exercise of stock options            30,500         1,525         122,475                                               124,000

Reissue 22,800 shares of
  Treasury stock through SPP                                       60,858                               116,280         177,138

Purchase of 34,494 shares
  of Treasury stock                                                                                    (333,250)       (333,250)

Payment of $.25 per share
  cash dividend                                                                     (345,542)                          (345,542)

Net loss                                                                          (2,321,521)                        (2,321,521)
                               -------------  ------------    ------------   ----------------  -----------------    ------------

BALANCE,
  December 31, 1996               1,673,359       $83,668     $10,128,300         $4,374,710        ($1,823,641)    $12,763,037
                               =============  ============    ============   ================  =================    ============

See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------

                                                                      1996                 1995                   1994
                                                               ------------------   ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $      (2,321,521)   $       1,269,400      $       1,051,476
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                             1,338,602            1,909,857              1,517,278
  Impairment of property                                               3,908,370                    -                      -
  Increase in deferred tax asset                                         (92,981)            (399,677)              (160,389)
  Noncash expense from stock purchase plan                               177,138              201,000                242,957
  Net gain on sale of property                                          (258,786)            (614,758)                (2,812)
  Minority interest share of net income after distributions             (107,126)            (226,600)                23,126

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                             860,422            1,000,933               (377,758)
  (Increase) in prepaid expenses and other assets                       (337,372)            (277,380)              (152,847)
  Increase (decrease) in accounts payable                               (146,165)            (320,930)               247,900
  (Decrease) in other liabilities                                              -                    -                (47,893)
                                                               ------------------   ------------------     ------------------

Net cash provided by operating activities                              3,020,581            2,541,845              2,341,038
                                                               ------------------   ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                        555,557              991,623                 45,392
   Property additions                                                 (1,333,111)          (1,927,925)            (2,990,574)
   Decrease in notes receivable from
       managed limited partnerships                                       16,902               49,816                310,312
                                                               ------------------   ------------------     ------------------

Net cash used by investing activities                                   (760,652)            (886,486)            (2,634,870)
                                                               ------------------   ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                   -              260,000              2,805,583
    Repayment of long-term debt                                         (850,000)          (1,334,000)            (1,831,456)
    Purchase of treasury stock                                          (333,250)                   -               (171,845)
    Proceeds from exercise of stock options                              124,000               46,500                 91,250
    Payment of cash dividend                                            (345,542)            (268,200)              (259,681)
                                                               ------------------   ------------------     ------------------

Net cash provided (used) by financing activities                      (1,404,792)          (1,295,700)               633,851
                                                               ------------------   ------------------     ------------------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                                         855,137              359,659                340,019

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                                      1,007,144              647,485                307,466
                                                               ------------------   ------------------     ------------------

CASH AND CASH EQUIVALENTS AT
END OF YEAR                                                    $       1,862,281    $       1,007,144      $         647,485
                                                               ==================   ==================     ==================

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                    $          12,429    $         176,089      $         139,201
   Income taxes                                                $               -    $               -      $               -

Noncash transaction - Sale of oil and gas property             $               -    $         123,202      $               -

See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1996

------------------------------------------------------------------------------



1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        General - Enex Resources Corporation (the "Company") acquires interests in producing oil and gas properties and sponsors and manages oil and gas income limited partnerships. At December 31, 1996, the Company served as managing general partner for 39 publicly offered limited partnerships of Enex Program I Partners, L.P., Enex Oil & Gas Income Programs II, III, IV, V, VI, Enex Income and Retirement Fund, Enex 88-89 Income and
        Retirement Fund, and Enex 90-91 Income and Retirement Fund (collectively, the "Partnerships"). The Partnerships own $142 million, at cost, of proved oil and gas properties in which the Company generally has a 10% interest as the general partner in addition to its proportional interest as a limited partner which ranges from 5% to 55%. Accumulated depreciation and depletion for such oil and gas properties at December 31, 1996 totaled $128 million.

        In addition to Partnership activities, the Company owns interests in 378 productive oil and gas properties for its own account, and is the operator of 161 properties. The total properties managed for its own account and the Partnerships include interests in more than 12,000 producing wells in 15 states.

        Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Enex Securities Corporation and Gulf-Tex Maintenance Corporation and Enex Program I Partners, L.P., and the Company's pro rata share of the assets, liabilities, revenues and expenses of the managed limited partnerships in which it participates as the general partner. The Company uses pro rata consolidation for those partnerships in which it owns less than a 50% interest and fully consolidates Enex Program I Partners, L.P. in which it owns greater than 50% interest. The equity of minority partners' in Enex Program I Partners, L.P. is shown in the consolidated balance as "minority interest'. All intercompany balances and transactions have been eliminated in consolidation.

        Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

        Accounts Receivable from Joint Owners - The General Partner, as operator for jointly-owned properties, bills joint owners monthly for cost expended by the General Partner for the joint owners' share of operating costs and capital expenditures.

        Other Accounts Receivable - The General Partner records, in consolidation, distributions to limited partnerships which exceed their pro rata ownership percentage as other accounts receivable. Distributions to limited partners exceed their pro rata ownership
        percentage  when   distributions   to  the  general  partner  have  been
        curtailed.

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

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. This standard requires the evaluation of oil and gas assets on an individual property basis versus a company-wide basis. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H.J. Gruy and Associates, Inc. ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company implemented SFAS 121 and recognized a non-cash impairment provision of $3,908,370 for certain oil and gas properties and other assets due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

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

        Commission Income - Through April 30, 1994, Enex Securities Corporation ("Securities") marketed interests in the Partnerships. Securities earned a commission of up to 10% of solicited subscriptions of which up to 8% was reallowed to soliciting dealers. Commission income was recognized upon the attainment of a $1 million level of subscriptions for Partnership interests and is presented in the accompanying consolidated financial statements net of reallowed commissions of approximately $92,000 in 1994. Net commission income is included in other revenues in the Consolidated Statements of Income.

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

        Income Per Common Share - Primary and fully diluted earnings per common share are based on the weighted average number of shares of common stock and common share equivalents outstanding during the year. Common share equivalents include common stock options. Common share equivalents are not included in the number of shares for 1996 because they are antidilutive. The weighted average number of shares used to compute primary earnings per common share was:

                            Shares
                    -----------------
       1996               1,365,008
       1995               1,416,474
       1994               1,397,870

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

        If, after certain time periods, the aggregate purchase price of the interests in certain programs plus cumulative distributions to the limited partners does not equal limited partner subscriptions (the "Deficiency"), the general partner will forego its 10% share of such Program's net revenues. The foregone net revenues will be allocated to the limited partners until such time as no Deficiency exists. During 1994, 1995 and 1996, the general partner's 10% share of Program II net revenues, totaling $41,119, $64,046 and $84,621, respectively, was allocated to the limited partners. During 1994, 1995 and 1996, the general partner's 10% share of Program I net revenues, totaling $31,830, $99,154 and $132,175, respectively, was allocated to the limited partners.

        In addition to the above, the Company is reimbursed for direct expenditures made on behalf of the partnership operations. Overhead billed to the managed limited partnerships, which is treated as a reduction in general and administrative expenses, was $1,818,685, $1,783,373, and $2,240,194 in 1996, 1995 and 1994, respectively.

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

3.      DEBT

        The long-term debt at December 31, 1995 consisted of a $850,000 loan from a bank under a $2.8 million revolving line of credit collaterized by substantially all of the assets of the Company. The bank loan bore interest at an average rate of 9.63% and 9.00% in 1995 and the first five months of 1996, respectively. The loan was completely repaid in the first five months of 1996.

        The long-term debt at December 31, 1994 consisted of a $1,924,000 loan from a bank under a $5.925 million revolving line of credit collaterized by substantially all of the assets of the Company. The bank loan bore interest at an average rate of 8.16% in 1994. In 1995, the Company repaid a net $1,074,000.

4.      INCOME TAXES

        Total income tax expense for 1996, 1995 and 1994 was different from the amount computed by applying the federal statutory income tax rate of 34% to earnings before income taxes for the following reasons:

                                                        1996                    1995                    1994
                                                  -----------------        ---------------         ---------------
Computed statutory tax expense                 $          (820,931)      $         295,712       $         214,319
Increase (reduction) in taxes resulting from:
   Increase (reduction) in
   unrecognized deferred tax asset                          726,447              (697,250)               (624,317)
   Other, net                                                 1,503                  1,880                (11,127)
                                                  -----------------        ---------------         ---------------
Income tax credit                              $           (92,981)      $       (399,658)       $       (421,125)
                                                  =================        ===============         ===============

The components of income tax credit are as follows:

                                                   1996                     1995                   1994
                                              ---------------         ---------------        ----------------


   Income taxes currently payable (receivable)$               -       $               -      $        (260,736)
   Deferred income credit                              (92,981)               (399,658)               (160,389)
                                                ---------------         ---------------         ---------------
Income tax credit                             $        (92,981)       $       (399,658)      $        (421,125)
                                                   ===============         ===============         ===============

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1996 and 1995 were as follows:


                                                          December 31, 1996    December 31, 1995
                                                       ---------------------   -------------------

Difference between tax and book net property
basis                                                 $      333,839           $        4,613
Difference between basis in managed limited
partnerships for financial reporting purposes and
income tax purposes                                        4,000,344                4,016,570
Intangible drilling costs which remain capitalized
for financial reporting purposes which were
deducted for federal income tax purposes                    (85,485)                 (74,483)
Net operating loss carry forward                           1,129,347                  719,741
 (expires 2009-2011)
Allowance for bad debts not yet recognized
for income tax purposes                                       61,997                        -
Timing difference from lawsuit contingency                  (51,471)                 (50,683)
Other, net                                                     5,619                 (40,996)

                                                        ------------             ------------
Gross deferred tax asset                                   5,394,190                4,574,762
Valuation allowance                                      (4,652,779)              (3,926,332)
                                                        ------------             ------------
Net deferred tax asset recognized                     $      741,411           $      648,430
                                                        ============             ============


         The difference in basis of the managed limited partnerships is primarily the result of differences in the underlying properties of the partnerships. The valuation allowance reserves the net deferred tax asset due to uncertainties inherent in the oil and gas market. The Company estimated the amount of future tax benefit to be received from the deferred tax asset using estimated future net revenues and future tax expenses. The remaining amount of the gross deferred tax asset is reserved by a valuation allowance. The valuation allowance increased by $726,447 in 1996. The valuation allowance decreased by $697,250 in 1995.

5.       NOTES RECEIVABLE FROM MANAGED LIMITED PARTNERSHIPS

         On December 3, 1990, a managed limited partnership borrowed $191,577 from the Company in order to finance work over costs. The Company received monthly principal payments from the partnership on the resulting demand note plus interest at the Company's borrowing rate of prime plus three-fourths of one percent on the unpaid principal. The note was repaid in 1994.

         On August 8, 1991, in conjunction with the EAC Acquisition, the Company acquired notes receivable from certain partnerships. The notes, which accrued interest at prime plus three-fourths of one percent, were recorded at their discounted realizable value. The gain recognized from the early receipt of notes was $393,989 and $201,000 in 1995, and 1994, respectively.

         In 1993, five managed limited partnerships borrowed a total of $438,168 from the Company to repay bank debt and finance work over costs. The Company received monthly principal payments from the partnerships on the resulting demand notes plus interest at the Company's borrowing rate of prime plus three-fourths of one percent on the unpaid principal. In 1994, an additional $39,281 was borrowed by two limited partnerships to finance work over costs. The notes were completely repaid in the first half of 1995.

         On December 29, 1994, in order to partially finance the purchase of a property acquisition, a managed limited partnership borrowed a net $60,572 from the Company. The resulting note receivable bore interest at the Company's borrowing rate of prime plus three-fourths of one percent, or a weighted average of 9.76% and 8.35% during 1996 and 1995, respectively. Principal payments of $31,049 and $29,523 were received on the note receivable in 1995 and 1996, respectively. The note was completely repaid in the fourth quarter of 1996.

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

                                    1996                        1995                         1994

                                    Number        Average         Number        Average         Number        Average
                                  of shares        price        of shares        price        of shares        price
                                -------------- -------------  -------------- -------------  -------------- --------------
Outstanding, beginning of year         194,000        $   4.81       209,000           $4.69       237,000         $ 4.52
Exercised                             (30,500)            4.07      (15,000)            3.10      (28,000)           3.26
                                -------------- -------------  -------------- -------------  -------------- --------------
Outstanding, end of year               163,500         $  4.95       194,000         $  4.81       209,000        $  4.69
                                ============== =============  ============== =============  ============== ==============

         The Company recognizes compensation expense with respect to any nonqualified option pursuant to Accounting Principles Board (APB) Opinion No. 25 as the difference between the market price per share and the option price per share on the date of the grant. Accordingly, no compensation expense has been recognized in connection with the issuance of options, since the option price per share has equalled the market price per share on all options granted. The Company does not intend to adopt Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires an alternative method for measuring compensation cost. The provisions of the statement, if adopted, would not have affected reported amounts for net income (loss) per share in 1996 and 1995, since no options were granted.

         On May 19, 1992, the Company's shareholders approved the Enex Resources Corporation Employee Stock Purchase Program (the "SPP"). All full-time employees, officers and directors were eligible for participation in the SPP, which provided for the monthly contribution of shares of the Company's common stock equal to 50% of a participant's open market purchases of the Company's common stock for the preceding month (the "Stock Contribution"). The Stock Contribution was limited to a maximum of 2,500 shares per participant per SPP year. Each Stock Contribution, although immediately vested, was held in escrow for a six month holding period prior to its distribution to the participant. During 1996, 1995 and 1994, 22,800, 22,800 and 30,610 shares, respectively, were contributed to participants in the SPP. The Company recognized an expense of $177,138, $201,000 and $242,957 from the SPP in 1996, 1995 and 1994, respectively.

7.       LEASE COMMITMENTS

         The Company is the lessee under noncancelable operating leases for office space and equipment. The following is a schedule of the Company's remaining future rental requirements under the leases as of December 31, 1996:

            1997                                     $ 174,251
            1998                                        13,368
            1999                                         8,912
                                                  --------------
            Total payments required                  $ 196,531
                                                    --------------

         Rent expense for all operating leases was $213,459, $211,038 and $254,004 for the years ended December 31, 1996, 1995 and 1994, respectively.

8.       LITIGATION SETTLEMENTS

         The Company and one of its managed limited partnerships, Enex Program I Partners, L.P. ("Program I"), in which the Company owns general and limited partnership interests, were named as parties to a lawsuit filed by Texas Crude, Inc. ("Texas Crude"). Texas Crude sought to recover legal and other fees totaling $600,000. In August 1993, a judgement was granted in favor of Texas Crude for $414,203, plus interest by the 101st Judicial District Court of Texas. During the third quarter of 1993 Program I accrued a liability for $504,350 related to this judgement.

         The Company appealed the verdict and filed a counterclaim for funds that were wrongfully withheld by Texas Crude. In December 1994, the Fifth District Court of Appeals reversed the judgement of the trial court and rendered judgement in favor of the Company and Program I. Accordingly, the contingent liability, initially recognized in 1993, was reversed in 1994 and established a receivable for $254,588.

9.       COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is committed to offer to repurchase the limited partners' interests in its managed limited partnerships formed under the Programs (except for Programs I,V and VI) at annual intervals. The purchase price is based primarily on reserve reports prepared by independent petroleum engineers, reduced by a risk factor. Generally, for the first three annual purchase offers after the formation of a partnership, the Company's annual repurchase obligation is limited to the lesser of 10% to 25% of initial partnership subscriptions or $1,000,000 per partnership. As of December 31, 1996, such commitments totaled
         $3,952,698. During 1996, 1995 and 1994, the Company paid cash to repurchase limited partner interests as follows:


                                             1996                     1995                    1994
                                        ---------------         ----------------        ----------------
Program I                             $          56,189      $            43,409      $          750,019
Program II                                       50,268                   23,607                 130,441
Program III                                      42,748                    8,544                  66,061
Program IV                                       10,166                    7,847                  98,351
Program V                                        36,870                   13,875                  63,730
Program VI                                        4,902                      393                   7,222
Income and Retirement Fund                       26,911                   12,232                  73,264
88-89 Income and Retirement Fund                  6,520                    5,987                  43,022
90-91 Income and Retirement Fund                 19,694                   10,653                  39,267
                                        ---------------         ----------------        ----------------
TOTAL                                 $         254,268      $           126,547      $        1,271,377
                                        ===============         ================        ================

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

ENEX RESOURCES CORPORATION

SUPPLEMENTARY OIL AND GAS INFORMATION
-----------------------------------------------------------------------------

Costs Incurred

The following costs were incurred in connection with the Company's oil and gas activities for the years ended December 31:


                                              1996            1995              1994
                                            -----------     -----------     -----------

Acquisition of proved mineral interests
   and related equipment and facilities   $    205,955    $    411,545      $ 2,415,803

Development costs                            1,127,156       1,516,380         551,488




Capitalized Costs

The following presents the Company's capitalized costs at December 31, relating to its oil and gas activities:

                                             1996             1995
                                         -----------     ------------

       Proved mineral interests and
   related equipment and facilities     $16,071,214      $18,863,187

          Accumulated depreciation,
         depletion and amortization       7,690,171        6,967,242

Proved Oil and Gas Reserves Quantities  (Unaudited)


The following presents an estimate of the Company's proved oil and gas reserve quantities. Oil reserves are stated in barrels and natural gas reserves in thousand cubic feet ("Mcf"). All of the Company's reserves are located within the United States.

                                                    Oil          Natural Gas
PROVED DEVELOPED AND UNDEVELOPED RESERVES:       (Barrels)          (Mcf)
                                              ---------------  ----------------

January 1, 1994                                      633,390        10,561,830

     Revisions of previous estimates                 167,620          (672,816)
     Purchases of minerals in place                  490,774         4,022,385
     Sales of minerals in place                       (8,130)          (29,767)
     Production                                     (194,467)       (1,435,593)
                                              ---------------  ----------------

December 31, 1994                                  1,089,187        12,446,039

     Revisions of previous estimates                  (6,586)          711,925
     Purchases of minerals in place                   31,887           727,929
     Sales of minerals in place                       (6,841)         (643,277)
     Production                                     (200,778)       (1,671,517)
                                              ---------------  ----------------

December 31, 1995                                    906,869        11,571,099

     Revisions of previous estimates                  71,599         2,374,691
     Extensions and discoveries                        3,840           740,853
     Purchases of minerals in place                   42,950           194,978
     Sales of minerals in place                      (35,535)         (251,188)
     Production                                     (177,793)       (1,649,530)
                                              ---------------  ----------------

December 31, 1996                                    811,930        12,980,903
                                              ===============  ================

Minority Interest in Developed and
 Undeveloped Reserves                                 50,604         2,564,650
                                              ===============  ================

PROVED DEVELOPED RESERVES:

December 31, 1994                                    995,637        12,290,064
                                              ===============  ================

December 31, 1995                                    808,829        11,407,758
                                             ===============  ================

December 31, 1996                                    745,998        12,980,903
                                             ===============  ================

Minority Interest in Proved Developed Reserves        50,604        2,564,650

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves at December 31, 1996, 1995 and 1994 (Unaudited)
------------------------------------------------------------------------------

     The following presents the Company's standardized measure of discounted future net cash flows as of December 31:

                                                    1996                1995              1994
                                               --------------     --------------     -------------

Future cash inflows                            $  69,214,417      $  39,963,675      $ 38,142,479
Future production and development costs          (20,231,158)       (15,363,195)      (15,330,091)
                                               --------------     --------------     -------------

Future net cash flows before income taxes         48,983,259         24,600,480        22,812,388

10% annual discount                              (20,570,795)        (9,421,006)       (8,606,239)

Future income taxes, net of 10%
    annual discount                               (4,309,259)                 -          (758,358)
                                               --------------     --------------     -------------

Standardized measure of future
   discounted net cash flows of proved
   oil and gas reserves                        $  24,103,205      $  15,179,474      $ 13,447,791
                                               ==============     ==============     =============

Minority interest in standardized measure of
  future discounted net cash flows of proved
  oil and gas reserves                          $  4,695,294      $   2,783,461      $  3,013,127
                                               ==============     ==============     =============

     The future net cash flows were computed using year-end prices and costs and year-end statutory tax rates that relate to proved oil and gas reserves in which the Company has an interest.

     The following presents the principal sources of change in the standardized measure of discounted future net cash flows during 1996, 1995 and 1994:

                                                  1996                1995                1994
                                            --------------     --------------     ---------------

Sales and transfers of oil and gas
   produced, net of production costs        $  (4,369,306)     $  (3,234,141)     $   (3,318,362)
Net changes in prices and  production
   costs                                       11,231,070          2,316,665          (1,740,278)
Purchases of minerals in place                    728,187            815,480           5,552,744
Extensions and discoveries, net of future
   production and development costs             1,572,413                  -                   -
Sales of minerals in place                       (317,042)          (580,008)            (97,533)
Revisions of previous quantity estimates        4,426,533            582,703             236,046
Accretion of discount                           1,517,947          1,420,615           1,194,564
Net change in income taxes                     (4,309,259)           758,358             469,323
Changes in production rates (timing)           (1,556,812)          (347,989)            433,328
   and other
                                            --------------     --------------     ---------------

Change in standardized measure of
   discounted future net cash flows          $  8,923,731      $   1,731,683      $    2,729,832
                                            ==============     ==============     ===============

         In addition to the above presented oil and gas reserves, the Company also has interests in certain gas processing plants and gas gathering systems. The total estimated future production of plant products is 340,921 barrels. The discounted future net cash flows (net of estimated future income taxes) relating to the Company's interests in these facilities are estimated to be approximately $1,429,044. The minority interest in this future production is 154,912 barrels and $649,348 of the discounted future net cash flows.

         This valuation procedure does not purport to represent the fair market value of the Company's oil and gas properties. An estimate of fair market value would also take into account, among other factors, anticipated changes in future prices of oil and gas and related development and production costs and the likelihood of future recoveries of oil and gas quantities different from the current estimate of proved reserves.
         ----------------------------------------------------------------------

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


           Not applicable

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

             ---------------------------------------------------------------



             Information related to this Item has been omitted pursuant to General Instruction E(3). Such information is incorporated herein by reference to the Proxy Statement for the 1997 Annual Meeting of Shareholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.


Item 10.  Executive Compensation


             Information related to this Item has been omitted pursuant to General Instruction E(3). Such information is incorporated herein by reference to the Proxy Statement for the 1997 Annual Meeting of Shareholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.


Item 11.  Security Ownership of Certain Beneficial Owners and Management


             Information related to this Item has been omitted pursuant to General Instruction E(3). Such information is incorporated herein by reference to the Proxy Statement for the 1997 Annual Meeting of Shareholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.


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


                                      III-1

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

                                      III-2

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

                                      III-3

                                   EXHIBIT 24


Consent of Independent Auditors

Enex Resources Corporation:

We consent to the incorporation by reference of our report dated March 18, 1997, appearing in this Annual Report on Form 10-KSB of Enex Resources Corporation for the year ended December 31, 1996 in the Enex Employee Stock Purchase Plan filed in Registration Statement No. 33-48644 on Form S-8 on March 22, 1993; in the 1984 Incentive Stock Option Plan and 1979 Employees Non-qualified Stock Option Plan filed in Registration Statement No. 2-93688 on Form S-8 on July 1, 1992; in the 1990 Non-Qualified Stock Option Plan filed in Registration Statement No. 33-60084 on Form S-8 on March 22, 1993 and the 1991 Non- Qualified Stock Option Award Program filed in Registration Statement No. 33-60086 on Form S-8 on March 22, 1993.



DELOITTE & TOUCHE, LLP




Houston, Texas
March 27, 1997

EXHIBIT II


Enex Resources Corporation
Statement re:  Computation of Per Share Earnings

                                          For the Year Ended December 31,
                                             1996        1995           1994
                                        -----------    ----------     ----------
Net Income                              ($2,321,521)   $1,269,400     $1,051,476

Divided By:                               1,365,008     1,323,204      1,284,409

Weighted average shares                           -        93,270        113,461
 (for stock options -                   -----------    ----------     ----------
   treasury stock method)

Adjusted weighted average shares          1,365,008     1,416,474      1,397,870
                                        -----------    ----------     ----------

Earnings per Share                           ($1.70)        $0.90          $0.75
                                        ===========    ==========     ==========

                                   SIGNATURES


         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           ENEX RESOURCES CORPORATION




March 18, 1997               By:          /s/  G. B. Eckley
                                          -----------------------------
                                               G. B. Eckley, President


         In accordance with the Exchange Act, this report has been signed below on March 18, 1997, by the following persons in the capacities indicated.


ENEX RESOURCES CORPORATION              General Partner

By:      /s/ G. B. Eckley
        ------------------
             G. B. Eckley                President, Chief Executive
                                         Officer and Director

         /s/ R. E. Densford
        -------------------
             R. E. Densford              Vice President, Secretary, Treasurer,
                                         Chief Financial Officer and Director

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