Form 10QSB/A
period 1996-03-31
ENEX RESOURCES CORP
filed 1997-04-24
CIK 314864

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                   Amendment I


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from.....to....

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

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                                MARCH 31,       DECEMBER 31,
ASSETS                                                             1996             1995
                                                          -----------------    --------------
                                                               (Unaudited)
                                                                (Restated)
CURRENT ASSETS:
  Cash and certificates of deposit                        $    201,269        $    1,007,144
  Accounts receivable:
    Managed limited partnerships                               699,394               756,741
    Oil and gas sales                                          992,079               862,529
    Joint owner                                                171,567               325,816
   Receivable from property sales                                    -               123,202
  Notes receivable from managed limited
    partnerships                                                20,039                16,902
  Federal income tax receivable                                 98,614                98,614
  Prepaid expenses & other current assets                      645,356               697,664
  Deferred tax asset - current portion                         109,706               112,174
                                                          -------------       ---------------

Total current assets                                         2,938,024             4,000,786
                                                          -------------       ---------------

PROPERTY:
  Oil & gas properties (Successful efforts
     accounting method)  Proved mineral
     interests and related equipment & facilities:
    Direct ownership                                         7,219,786             8,134,074
    Derived from investment in managed
     limited partnerships                                    9,913,396            10,729,113
  Furniture, fixtures and other (at cost)                      342,835               341,507
                                                          -------------       ---------------

Total property                                              17,476,017            19,204,694
                                                          -------------       ---------------

Less accumulated depreciation,
  depletion and amortization                                 8,874,758             7,250,769
                                                          -------------       ---------------

Property, net                                                8,601,259            11,953,925
                                                          -------------       ---------------

OTHER ASSETS
  Receivable from managed limited
   partnerships for start-up costs                           1,770,496             2,171,636
  Deferred tax asset                                           565,326               536,256
  Other receivable                                             151,002               156,252
  Deferred organization expenses and other                       6,894                 8,233
                                                          -------------       ---------------

Total other assets                                           2,493,718             2,872,377
                                                          -------------       ---------------

TOTAL                                                     $ 14,033,001        $   18,827,088
                                                          =============       ===============


See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------


ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                       MARCH 31,             DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                     1996                        1995
                                                   -------------------       ---------------------
                                                      (Unaudited)
                                                      (Restated)
CURRENT LIABILITIES:
   Accounts payable                                  $        334,157      $              853,944
   Current portion of long-term debt                          145,000                     850,000
                                                   -------------------     -----------------------

Total current liabilities                                     479,157                   1,703,944
                                                   -------------------     -----------------------


COMMITMENTS AND
CONTINGENT LIABILITIES
                                                   -------------------     -----------------------

TOTAL LIABILITIES                                             479,157                   1,703,944
                                                   -------------------       ---------------------

MINORITY INTEREST                                           1,461,806                   1,660,932
                                                   -------------------       ---------------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   $5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,676,342 shares issued at March 31, 1996 and
    1,642,859 shares issued at December 31, 1995               83,817                      82,143
Additional paid-in capital                                 10,077,611                   9,944,967
Retained earnings                                           3,471,236                   7,041,773
Less cost of treasury stock;
 302,186 shares at March 31, 1996 and
 315,136 shares at December 31, 1995                       (1,540,626)                 (1,606,671)
                                                   -------------------     -----------------------

TOTAL STOCKHOLDERS' EQUITY                                 12,092,038                  15,462,212
                                                   -------------------     -----------------------

TOTAL                                               $      14,033,001      $           18,827,088
                                                   ===================     =======================





See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------


ENEX RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
(UNAUDITED)
                                                            THREE MONTHS ENDED
                                                   -----------------------------------------------
                                                     March 31,                      March 31,
                                                          1996                         1995
                                                   -----------------             -----------------
                                                       (Restated)
REVENUES:
Oil and gas sales                                  $      1,599,903               $     1,557,540
Gas plant sales                                             212,575                       176,453
Other revenues                                               60,049                        24,920
Interest income                                               9,481                        18,481
                                                   -----------------             -----------------

   Total revenues                                         1,882,008                     1,777,394
                                                   -----------------             -----------------

EXPENSES:
  General and administrative                                477,243                       413,784
  Lease operating and other expenses                        586,001                       557,078
  Gas purchases and plant operating expenses                159,309                       125,668
  Production taxes                                           91,699                       100,740
  Depreciation, depletion and amortization                  263,451                       470,842
  Impairment of assets                                    3,909,986                             -
  Interest expense                                           10,603                        51,524
                                                   -----------------             -----------------

Total expenses                                            5,498,292                     1,719,636
                                                   -----------------             -----------------

Earnings (loss) before minority interest
  and income taxes                                       (3,616,284)                       57,758
                                                   -----------------             -----------------

MINORITY INTEREST                                            19,145                        46,799
                                                   -----------------             -----------------

EARNINGS (LOSS) BEFORE INCOME TAXES                      (3,597,139)                      104,557
                                                   -----------------             -----------------

INCOME TAX CREDIT:
   Deferred                                                 (26,602)                      (71,884)
                                                   -----------------             -----------------

NET INCOME (LOSS)                                  $     (3,570,537)              $       176,441
                                                   =================             =================

PRIMARY EARNINGS (LOSS) PER SHARE                  $          (2.49)              $          0.13
                                                   =================             =================

FULLY DILUTED EARNINGS (LOSS) PER SHARE            $          (2.49)              $          0.13
                                                   =================             =================





See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------


ENEX RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)                                                              THREE    MONTHS     ENDED
                                                                ----------------------------------------

                                                                    MARCH 31,               MARCH 31,
                                                                      1996                   1995
                                                              -------------------     ------------------
                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $       (3,570,537)     $         176,441
                                                              -------------------     ------------------
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                               263,451                470,842
  Impairment of assets                                                 3,909,986                      -
  Increase in deferred tax asset                                         (26,602)               (71,884)
  Noncash expense from stock purchase plan                               100,363                201,000
  Gain from sale of property                                             (54,416)                     -
  Minority interest share of net income after distributions             (199,128)               (46,799)

  Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                             323,378               (202,426)
  (Increase) in prepaid expenses & other assets                         (175,726)               (37,346)
  (Decrease) in accounts payable                                        (560,182)              (631,706)
                                                              -------------------     ------------------

Net cash provided (used) by operating activities                          10,587               (141,878)
                                                              -------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                         69,051                      -
   Property additions                                                   (312,404)              (328,606)
   Receipt of payment on notes receivable from
     managed limited partnerships                                          9,484                 24,954
                                                              -------------------     ------------------

Net cash used by investing activities                                   (233,869)              (303,652)
                                                              -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                   -                260,000
    Repayment of long-term debt                                         (705,000)              (100,000)
    Proceeds from exercise of stock options                              100,000                 39,000
                                                              -------------------     ------------------

Net cash provided (used) by financing activities                        (605,000)               199,000
                                                              -------------------     ------------------

NET DECREASE IN CASH                                                    (828,282)              (246,530)

CASH AT BEGINNING OF YEAR                                              1,007,144                647,485
                                                              -------------------     ------------------

CASH AT END OF QUARTER                                        $          178,862      $         400,955
                                                              ===================     ==================





See accompanying notes to financial statements.
-----------------------------------------------------------------------------

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

         Income Per Share - Primary and fully diluted earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents outstanding during the respective periods. The weighted average number of shares used to compute primary and fully diluted earnings per common share was:



                                        Primary           Fully Diluted
                                 ----------------        --------------
Quarter ended March 31, 1996           1,432,922            1,432,922
Quarter ended March 31, 1995           1,386,864            1,386,864

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

5.       IMPAIRMENT OF ASSETS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
         Disposed  Of,"  which  requires  certain  assets  to  be  reviewed  for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. This standard requires the evaluation of oil and gas assets on an individual property basis versus a company-wide basis. In the first quarter of 1996, the Company implemented SFAS 121 and recognized a non-cash impairment provision of $3,909,986 for certain oil and gas properties and other assets.

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

         Deferred income taxes reflect the net tax of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of March 31, 1996, are as follows:


Difference between tax and book net property
basis                                             $       432,729
Difference between basis in managed limited
partnerships for financial reporting purposes
and income tax purposes                                 4,308,259

Intangible drilling costs which remain
capitalized for financial reporting purposes
which were deducted for federal income tax               (77,928)
purposes

Timing difference from lawsuit contingency               (50,683)

Other, net                                                 61,999
Net operating loss carryforward (expires 2009)            602,248
                                                 ----------------
Deferred tax asset                                      5,276,624
Valuation allowance                                   (4,601,592)
                                                 ----------------
Net deferred tax asset                             $      675,032
                                                 ================


The valuation allowance reserves the net deferred tax asset at March 31, 1996, due to uncertainties inherent in the oil and gas market.

7.       RESTATEMENT

         In Reviewing the impairment of assets which was recorded in the first quarter of 1996, it was noted that costs associated with the plugging and abandonment of the Florida acquisition were omitted in the calculation. Accordingly, the Company has restated its consolidated financial statements to include the charges in the calculation of the impairment.

         The effects of the restatement are summarized as follows:

                                        For the quarter ended March 31, 1996


                                         As Previously        As Previously
                                            Reported            Reported

Revenues                             $   1,882,008         $  1,882,008
Impairment of Property                    3,99,986            3,640,063
Expenses                                 5,498,292            5,228,369
Loss Before Income Taxes                (3,597,139)          (3,327,216)
Net Loss                                (3,570,537)          (3,300,614)
Primary Loss Per Share                       (2.49)               (2.30)
Fully Diluted Loss Per Share                 (2.49                (2.30)

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION

In the first quarter of 1996, higher oil and gas prices increased oil and gas revenues and earnings. The Company recorded a $3.9 million noncash write-down of the Company's assets in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," resulting in a loss of $3.6 million for the first quarter of 1996. Excluding this charge, net income was $280,989 or $.20 per share in the first quarter of 1996 as compared to $176,441 or $.13 per share in the first quarter of 1995.


                         Liquidity and Capital Resources

The higher oil and gas prices in the first quarter of 1996 increased the Company's cash flow from operations. Cash flow from operations increased to $10,587 in the first quarter of 1996 as compared with $141,878 used by operations in the same period of 1995. This represents an increase of $152,465. The higher cash flow was primarily the result of a $323,378 decrease in accounts receivable in the first quarter of 1996 as compared to a $202,426 increase in accounts receivable in 1995. The Company lowered accounts payable by $560,182 and $631,706 in the first quarter of 1996 and 1995, respectively. To this cash flow from operations, net payments received on notes receivable from managed limited partnerships added $9,484 and $24,954 in the first quarter of 1996 and 1995, respectively. Proceeds from the exercise of stock options added $100,000 and $39,000, in the first quarter of 1996 and 1995, respectively, while net borrowings against a bank line of credit added $160,000 in 1995.

In the first quarter of 1996, the Company utilized its cash flow to repay the bank loan and purchase additional reserves and limited partnership interests. The Company repaid $705,000 of the bank loan in the first quarter of 1996. The remaining $145,000 debt was repaid in May, 1996. A total of $312,404 was used for the improvement of proved oil and gas properties and the acquisition of limited partnership interests. The Company utilized the funds to purchase partnership interests and drill wells in the Schlensker and Dent acquisitions.

In the first quarter of 1995, the Company utilized its cash flow to purchase additional reserves and limited partnership interests. A total of $328,606 was used for the acquisition and improvement of proved oil and gas reserves. The Company utilized the funds to purchase partnership interests, drill wells on the FEC, O' Neil and A&W acquisitions, participate in a waterflood expansion program at Shafter Lake and recomplete wells in the McBride and Florida acquisitions.

Working capital was $2,458,867 at March 31, 1996 as compared to $2,296,842 at December 31, 1995. At March 31, 1996, the Company's current ratio was 6.13 to one and its debt to equity ratio was 1%, as total debt was $145,000.

                              Results of Operations

The Company reported a net loss in the first quarter of 1996 of $3,570,537, or $2.49 per share. This includes a $3,909,986 nonrecurring charge due to the implementation of SFAS 121. Excluding this charge, net income was $280,989 or $.20 as compared to $176,441, or $.13 per share, in the first quarter of 1995. The increase in net income in 1996 was primarily attributable to higher prices for oil and gas.

Oil and gas sales were $1,599,903 in the first quarter of 1996 versus $1,557,540 in the corresponding period of 1995. This increase of $42,363 was due primarily to higher oil and gas prices in 1995, partially offset by lower oil and gas production. Gas revenues increased by $88,560 or 13% from $705,180 in the first quarter of 1995 to $793,740 in the first quarter of 1996. This increase was primarily a result of a 21% increase in average gas prices, which increased gas revenues by $139,774. The price increase was partially offset by a 7% decrease in gas production. The increase in gas prices corresponds with changes in the overall market for the sale of gas. The decrease in gas production was primarily due to natural production declines.

Oil revenues decreased by $85,719, or 10%, from $852,360 in the first quarter of 1995 to $806,163 in the first quarter of 1996. A 16% decrease in oil production reduced sales by $134,178. This decrease was partially offset by a 12% increase in average oil prices. The decrease in oil production was primarily due to natural production declines. The increase in average oil prices corresponds with higher prices in the overall market for the sale of oil.

Gas plant sales increased by $36,122 or 20% from $176,453 in the first quarter of 1995 to $212,575 in the first quarter of 1996. A 21% increase in the average sales price of gas plant product increased sales by $36,280. This increase was slightly offset by a slight decrease in the production of gas plant products. The increase in the average sales price of gas plant products corresponds with higher prices in the overall market for the sale of gas plant products.

Other revenues were $60,049 and $24,920 in the first quarter of 1996 and 1995, respectively. This increase of $35,129 was primarily due to gains from sales of properties of $54,416 in the first quarter of 1996.

General and administrative expenses were $477,243 in the first quarter of 1995 versus $413,784 in the corresponding period in 1996. The increase of $63,459 was primarily a result of the Company retaining a larger portion of the general and administrative expenses allocated to its managed limited partnerships.

Lease operating and other expenses increased from $557,078 in the first quarter of 1995 to $586,001 in the first quarter of 1996. The increase of $28,923 or 5% was primarily a result of workover expenses incurred on the McBride and Florida acquisitions.

Depletion, depreciation and amortization ("DD&A") expense decreased from $470,842 in the first quarter of 1995 to $263,451 in the first quarter of 1996. This represents a decrease of $207,391 or 44%. A 38% decrease in the depletion rate reduced DD&A expense by $161,980. The changes in production, noted above, reduced DD&A expense by an additional $45,411. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $3,909,986 impairment during the first quarter of 1996.

In the first quarter of 1996, the Company incurred $1,122 of net interest expense as compared to $33,043 in the first quarter of 1995. The decrease in net interest expense is a result of the repayment of the bank debt during 1995 and the first quarter of 1996.

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





                                             ENEX RESOURCES CORPORATION
                                                    (Registrant)





                                            By: /s/ R. E. Densford
                                                ------------------
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer





April 24, 1997                              By: /s/ James A. Klein
                                               -------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer