Form 10QSB
period 1997-03-31
ENEX RESOURCES CORP
filed 1997-05-15
CIK 314864

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                  Class                   Outstanding at May 10, 1997

   Common Stock, $.05 par value                    1,374,156

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------

                                                           MARCH 31,             DECEMBER 31,
ASSETS                                                        1997                        1996
                                                     ---------------------       ---------------------
                                                          (Unaudited)
CURRENT ASSETS:
  Cash and certificates of deposit                   $          2,999,227        $          1,862,281
  Accounts receivable:
    Managed limited partnerships                                  526,803                     522,283
    Oil and gas sales                                             914,370                   1,242,923
    Joint owner                                                   188,672                     178,291
  Prepaid expenses & other current assets                         866,538                     806,443
  Deferred tax asset - current portion                            111,953                     105,464
                                                     ---------------------       ---------------------

Total current assets                                            5,607,563                   4,717,685
                                                     ---------------------       ---------------------

PROPERTY:
  Oil & gas properties (Successful efforts
     accounting method)  Proved mineral
     interests and related equipment & facilities:
    Direct ownership                                            6,509,217                   6,940,811
    Derived from investment in managed
     limited partnerships                                       9,112,089                   9,130,403
  Furniture, fixtures and other (at cost)                         366,291                     350,019
                                                     ---------------------       ---------------------

Total property                                                 15,987,597                  16,421,233
                                                     ---------------------       ---------------------

Less accumulated depreciation,
  depletion and amortization                                    7,950,674                   7,988,452
                                                     ---------------------       ---------------------

Property, net                                                   8,036,923                   8,432,781
                                                     ---------------------       ---------------------

OTHER ASSETS
  Receivable from managed limited partnerships                    917,285                   1,153,267
  Deferred tax asset                                              611,439                     635,947
  Other accounts receivable                                       106,797                     131,004
  Deferred organization expenses and other                          4,079                       4,694
                                                     ---------------------       ---------------------

Total other assets                                              1,639,600                   1,924,912
                                                     ---------------------       ---------------------

TOTAL                                                $         15,284,086        $         15,075,378
                                                     =====================       =====================





See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                        MARCH 31,               DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                     1997                        1996
                                                  --------------------       ---------------------
                                                      (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                    $      895,664      $              748,283


COMMITMENTS AND
CONTINGENT LIABILITIES                                              -                           -
                                                 ---------------------     -----------------------

TOTAL LIABILITIES                                             895,664                     748,283
                                                 ---------------------       ---------------------

MINORITY INTEREST                                           1,445,696                   1,564,058
                                                 ---------------------     -----------------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   $5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,673,359 shares issued at March 31, 1997 and
    at December 31, 1996                                       83,668                      83,668
Additional paid-in capital                                 10,128,300                  10,128,300
Retained earnings                                           4,876,362                   4,374,710
Less cost of treasury stock;
  357,830 shares at March 31, 1997 and
  326,830 shares at December 31, 1996                      (2,145,604)                 (1,823,641)
                                                 ---------------------     -----------------------

TOTAL STOCKHOLDERS' EQUITY                                 12,942,726                  12,763,037
                                                 ---------------------     -----------------------

TOTAL                                                $     15,284,086      $           15,075,378
                                                 =====================     =======================





See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------
                                       I-2

ENEX RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

(UNAUDITED)
                                                        THREE MONTHS ENDED
                                               -----------------------------------------------
                                                 March 31,                      March 31,
                                                      1997                         1996
                                               -----------------             -----------------
REVENUES:
Oil and gas sales                              $      1,699,330                $    1,599,903
  Gas plant sales                                       347,786                       212,575
  Other revenues                                        263,026                        69,530
                                               -----------------             -----------------
 Total revenues                                       2,310,142                     1,882,008
                                               -----------------             -----------------

EXPENSES:
  General and administrative                            416,780                       477,243
  Lease operating and other expenses                    571,482                       586,001
  Gas purchases and plant operating expenses            279,940                       159,309
  Production taxes                                      102,230                        91,699
  Depreciation, depletion and amortization              235,893                       263,451
  Impairment of assets                                        -                     3,909,986
  Interest expense                                            -                        10,603
                                               -----------------             -----------------

Total expenses                                        1,606,325                     5,498,292
                                               -----------------             -----------------

Earnings (loss) before minority interest
  and income taxes                                      703,817                    (3,616,284)
                                               -----------------             -----------------

MINORITY INTEREST                                      (184,144)                       19,145
                                               -----------------             -----------------

EARNINGS (LOSS) BEFORE INCOME TAXES                     519,673                    (3,597,139)
                                               -----------------             -----------------

INCOME TAX EXPENSE (CREDIT):
   Deferred                                              18,021                       (26,602)
                                               -----------------             -----------------

NET INCOME (LOSS)                              $        501,652               $    (3,570,537)
                                               =================             =================

PRIMARY EARNINGS (LOSS) PER SHARE              $           0.35               $        (2.62)
                                               =================             =================

FULLY DILUTED EARNINGS (LOSS) PER SHARE        $           0.35               $        (2.62)
                                               =================             =================




See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------
                                       I-3

ENEX RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

(UNAUDITED)                                                                 THREE MONTHS ENDED
                                                                 ----------------------------------------

                                                                      MARCH 31,               MARCH 31,
                                                                       1997                   1996
                                                               -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $          501,652      $      (3,570,537)
                                                               -------------------     ------------------
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                                235,893                263,451
  Impairment of assets                                                          -              3,909,986
  Increase in deferred tax asset                                           18,021                (26,602)
  Noncash expense from stock purchase plan                                      -                100,363
  Gain from sale of property                                             (237,306)               (54,416)
  Minority interest share of net income after distributions              (118,362)              (199,128)

  Changes in assets and liabilities:
  Decrease in accounts receivable                              573,841                323,378
  (Increase) in prepaid expenses & other assets                           (60,109)              (175,726)
  Increase (decrease) in accounts payable                                 147,381               (560,182)
                                                               -------------------     ------------------

Net cash provided by operating activities                               1,061,011                 10,587
                                                               -------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                         440,000                 69,051
   Property additions                                                     (42,102)              (312,404)
   Receipt of payment on notes receivable from
     managed limited partnerships                                               -                  9,484
                                                               -------------------     ------------------

Net cash provided (used) by investing activities                          397,898               (233,869)
                                                               -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                 -               (705,000)
    Purchase of treasury stock                                           (321,963)                     -
    Proceeds from exercise of stock options                                     -                100,000
                                                               -------------------     ------------------

Net cash used by financing activities                                    (321,963)              (605,000)
                                                               -------------------     ------------------

NET INCREASE (DECREASE) IN CASH                                         1,136,946               (828,282)

CASH AT BEGINNING OF YEAR                                               1,862,281              1,007,144
                                                               -------------------     ------------------

CASH AT END OF QUARTER                                         $        2,999,227      $         178,862
                                                               ===================     ==================





See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General - Enex Resources Corporation (the "Company") acquires interests in producing oil and gas properties and manages investment limited partnerships. At March 31, 1997, the Company served as managing general partner for the 39 publicly offered limited partnerships of Enex Program I Partners, L.P., Enex Oil & Gas Income Programs II, III, IV, V, VI, Enex Income and Retirement Fund, Enex 88-89 Income and
         Retirement Fund, and Enex 90-91 Income and Retirement Fund, (collectively, the "Partnerships"). The Partnerships own $142 million, at cost, of proved oil and gas properties in which the Company generally has a 10% interest as the general partner in addition to its proportional interest as a limited partner of approximately 5% to 55%. Accumulated depreciation and depletion for such oil and gas properties at March 31, 1997 was $129 million.

         The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

         Income Per Share - Primary and fully diluted earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents outstanding during the respective periods.
         Common share equivalents include common stock options. Common share equivalents are not included in the "Quarter ended March 31, 1996" number of shares because they are antidilutive. The weighted average number of shares used to compute primary and fully diluted earnings per common share was:


                                   Primary             Fully Diluted
                               -------------          --------------
Quarter ended March 31, 1997      1,423,444              1,423,444
Quarter ended March 31, 1996      1,360,560              1,360,560


2.       DEBT

         The long-term debt at March 31, 1996 consisted of a $145,000 loan from a bank under a $2.8 million revolving line of credit collateralized by substantially all of the assets of the Company. The bank loan proceeds were primarily utilized to purchase producing oil and gas properties and additional interests in managed limited partnerships. The bank loan bore interest at a rate of prime plus three-quarters of one percent (3/4%) or an average rate of 9.00% in the first quarter of 1996. Principal payments of $705,000 were made in the first quarter of 1996. The debt was completely repaid in May, 1996.

3.       COMMITMENTS AND CONTINGENT LIABILITIES

         As general partner, the Company is contingently liable for all debts and actions of the managed limited partnerships. However, in management's opinion, the existing assets of the limited partnerships are sufficient to satisfy any such partnership indebtedness.


4.       NOTES RECEIVABLE FROM MANAGED LIMITED PARTNERSHIPS

         On December 29, 1994, in order to partially finance the purchase of a property acquisition, a managed limited partnership borrowed a net $60,572 from the Company. The resulting note receivable bore interest at the Company's borrowing rate of prime plus three-fourths of one percent, or a weighted average 9.00% in the first quarter of 1996. Principal payments of $9,484 were received on the note receivable in the first quarter of 1996. The note was completely repaid in the fourth quarter of 1996.


5.       IMPAIRMENT OF ASSETS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
         Disposed  Of,"  which  requires  certain  assets  to  be  reviewed  for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. This standard requires the evaluation of oil and gas assets on an individual property basis versus a company-wide basis. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H.J. Gruy and Associates, Inc. ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company implemented SFAS 121 and recognized a non-cash impairment provision of $3,909,986 for certain oil and gas properties and other assets due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

6.       INCOME TAXES

         The Company recognized deferred tax expense of $18,021 in the first quarter of 1997 and a deferred tax credit of $26,602 in the first quarter of 1996.

         Deferred income taxes reflect the net tax of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of March 31, 1997, are as follows:


Difference between tax and book net property

basis                                              $       319,055
Difference between basis in managed limited
partnerships for financial reporting purposes
and income tax purposes                                  3,972,432

Intangible drilling costs which remain
capitalized for financial reporting purposes
which were deducted for federal income tax                (85,485)
purposes

Net operating loss carryforward                          1,001,481
(expires 2009-2011)

Allowance for bad debts not recognized for
income tax purposes                                        61,997

Timing difference from lawsuit contingency              1,001,481

Other, net                                                  5,619

                                                ------------------

Gross deferred tax asset                                5,223,628
Valuation allowance                                    (4,500,236)
                                                ------------------

Net deferred tax asset recognized                  $      723,392
                                                ==================


The difference in basis of the managed limited partnerships is primarily the result of differences in the underlying properties of the partnerships. The valuation allowance reserves the net deferred tax asset due to uncertainties inherent in the oil and gas market. The Company estimated the amount of future tax benefit to be received from the deferred tax asset using estimated future net revenues and future tax expenses. The remaining amount of the gross deferred tax asset is reserved by a valuation allowance. The valuation allowance increased by $152,543 in the first quarter of 1997. I-7

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION

In the first quarter of 1997, higher oil and gas prices increased oil and gas revenues and earnings. The Company earned net income of $501,652 or $.35 per share on total revenues of $2,310,142. In the first quarter of 1996, the Company recorded a $3.9 million noncash write-down of the Company's assets in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," resulting in a loss of $3.6 million for the first quarter of 1996. Excluding this charge, net income was $280,989 or $.21 per share in the first quarter of 1996 .


                         Liquidity and Capital Resources

The higher oil and gas prices in the first quarter of 1997 increased the Company's cash flow from operations. Cash flow from operating activities increased to $1,061,011 in the first quarter of 1997 as compared with $10,587 provided by operations in the same period of 1996. This represents an increase of $1,050,424. The higher cash flow was primarily the result of higher revenues from the sale of oil and gas coupled with a $147,381 increase in accounts payable in the first quarter of 1997 as compared to a $560,182 decrease in accounts payable in 1996. To this cash flow from operations, proceeds from the sale of property added $440,000 in the first quarter of 1997.

The Company utilized a portion of its cash flow to purchase treasury stock, accumulating $321,963 in the first quarter of 1997. In the first quarter of 1996, net payments received on notes receivable from managed limited partnerships added $9,484 and proceeds from the exercise of stock options added $100,000. In 1996, the Company used its cash flow to repay the bank loan and purchase additional reserves and limited partnership interests. The Company repaid $705,000 of the bank loan in the first quarter of 1996. The remaining $145,000 debt was repaid in May, 1996. A total of $309,805 was used for the improvement of proved oil and gas properties and the acquisition of limited partnership interests in 1996. The Company utilized the funds to purchase partnership interests and drill wells in the Schlensker and Dent acquisitions.

Working capital was $4,711,899 at March 31, 1997 as compared to $3,969,402 at December 31, 1996. At March 31, 1997, the Company's current ratio was 6.26 to one and the Company had no long term debt.


                              Results of Operations

The Company earned net income of $501,652 in the first quarter of 1997. In 1996, the Company recorded a net loss of $3,570,537, or $2.62 per share. This includes a $3,909,986 nonrecurring charge due to the implementation of SFAS 121. Excluding this charge, net income was $280,989 or $.21. The increase in net income in 1997 was primarily attributable to higher prices for oil and gas.

Oil and gas sales were $1,699,330 in the first quarter of 1997 versus $1,599,903 in the corresponding period of 1996. This increase of $99,427 was due primarily to higher oil and gas prices in 1997. Gas revenues increased by $207,186 or 26% from $793,740 in the first quarter of 1996 to $1,000,926 in the first quarter of 1997. This increase was primarily a result of a 25% increase in average gas prices, which increased gas revenues by $201,906. A 1% increase in gas production increased sales by an additional $5,280. The increase in gas prices corresponds with higher prices in the overall market for the sale of gas. The increase in gas production was primarily due to production from wells drilled on the Sibley Field in the Dent acquisition, partially offset by natural production declines.

Oil revenues decreased by $107,759, or 13%, from $806,163 in the first quarter of 1996 to $698,404 in the first quarter of 1997. A 23% decrease in oil production reduced sales by $181,934. This decrease was partially offset by a 12% increase in average oil prices. The decrease in oil production was primarily due to natural production declines coupled with the sale of the O'Neil acquisition in the first quarter of 1997. The increase in average oil prices corresponds with higher prices in the overall market for the sale of oil.

Gas plant sales increased by $135,211 or 64% from $212,575 in the first quarter of 1996 to $347,786 in the first quarter of 1997. A 68% increase in the average sales price of gas plant product increased sales by $140,434. This increase was partially offset by a 2% decrease in the production of gas plant products. The increase in the average sales price of gas plant products corresponds with higher prices in the overall market for the sale of gas plant products.

Other revenues were $263,026 and $69,530 in the first quarter of 1997 and 1996, respectively. This increase of $193,496 was primarily due to a gain from the sale of property of $237,306 in 1997 as compared to a $54,416 gain recognized in the first quarter of 1996. The gain recognized in the first quarter of 1997, was a result of the sale of the O'Neil acquisition for $440,000.

General and administrative expenses were $416,780 in the first quarter of 1997 versus $477,243 in the corresponding period in 1996. The decrease of $60,463 (13%)was primarily a result of cost reductions implemented in the first quarter of 1997.

Lease operating and other expenses decreased from $586,001 in the first quarter of 1996 to $571,482 in the first quarter of 1997. The decrease of $14,519 or 2% was primarily a result of the changes in production, noted above.

Depletion, depreciation and amortization ("DD&A") expense decreased from $263,451 in the first quarter of 1996 to $235,893 in the first quarter of 1997. This represents a decrease of $27,558 or 10%. A 2% decrease in the depletion rate reduced DD&A expense by $5,458. The changes in production, noted above, reduced DD&A expense by an additional $22,100. The decrease in the depletion rate was primarily due to upward revisions of the oil and gas reserves during December 1996.

In the first quarter of 1997, the Company did not incur any interest expense. In the first quarter of 1996, the Company incurred $10,603 of interest expense. The decrease in net interest expense is a result of the repayment of the bank debt during 1996.

In the first three months of 1997, the Company recorded an income tax expense of $18,021 as compared to a credit of $26,602 in the first quarter of 1996. The credit and lower the statutory income tax expenses were primarily a result of the Company's continued utilization of its deferred tax asset which resulted from the acquisition of properties with a higher tax basis. At March 31, 1997, the Company had a substantial net deferred tax asset of $5,276,624. Due to uncertainties inherent in the oil and gas market, a valuation allowance reserved all but $723,392 of the net deferred tax asset.



                                 Future Outlook

Higher prices for oil and gas in the first quarter of 1997, increased net income and allowed the Company to increase cash reserves to nearly $3 million and buy back over $300,000 of its common stock outstanding. Enex has positioned itself to take advantage of favorable business opportunities.

On April 7, 1997, the Company as General Partner of 34 managed limited partnerships, mailed proxy material to the limited partners with respect to a proposed consolidation of the limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

                  (11)     Not Applicable

                  (15)     Not Applicable

                  (18)     Not Applicable

                  (19)     Not Applicable

                  (20)     Not Applicable

                  (23)     Not Applicable

                  (24)     Not Applicable

                  (25)     Not Applicable

                  (28)     Not Applicable

         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

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


                                             ENEX RESOURCES CORPORATION
                                                    (Registrant)


                                            By: /s/ R. E. Densford
                                                ------------------
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer


May 11, 1997                                 By: /s/ James A. Klein
                                               -------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer