Form 10QSB
period 1997-06-30
ENEX RESOURCES CORP
filed 1997-08-14
CIK 314864

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                    Yes No x

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                  Outstanding at August 11, 1997

  Common Stock, $.05 par value                     1,408,552

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------

                                                        June 30,    December 31,
ASSETS                                                   1997          1996
                                                    -------------  -------------

CURRENT ASSETS:
  Cash and certificates of deposit                  $  3,553,423   $  1,862,281
  Accounts receivable:
    Managed limited partnerships                         332,213        522,283
    Oil and gas sales                                  1,447,732      1,242,923
    Joint owner                                          190,691        178,291
  Deferred tax asset - current portion                   118,198        105,464
  Prepaid expenses and other current assets              410,588        806,443
                                                    -------------  -------------

Total current assets                                   6,052,845      4,717,685
                                                    -------------  -------------

PROPERTY:
  Oil and gas properties (successful efforts
     accounting method)  Proved mineral interests
     and related equipment and facilities:
    Direct ownership                                   6,502,789      6,940,811
    Derived from investment in managed
     limited partnerships                              9,267,511      9,130,403
  Furniture, fixtures and other (at cost)                366,291        350,019
                                                    -------------  -------------

Total property                                        16,136,591     16,421,233

Less accumulated depreciation,
  depletion and amortization                           3,869,882      7,988,452
                                                    -------------  -------------

Property, net                                         12,266,709      8,432,781
                                                    -------------  -------------

OTHER ASSETS:
  Receivable from managed limited partnerships                 -      1,153,267
  Deferred tax asset                                     641,794        635,947
  Other accounts receivable                                    -        131,004
  Deferred organization expenses and other                     -          4,694
                                                    -------------  -------------

Total other assets                                       641,794      1,924,912
                                                    -------------  -------------

TOTAL                                               $ 18,961,348   $ 15,075,378
                                                    =============  =============



See accompanying notes to financial statements.
--------------------------------------------------------------------------
                                       I-1

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                  June 30,       December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                1997             1996
                                              --------------     -------------

CURRENT LIABILITIES:
   Accounts payable                           $     583,343      $    748,283

                                              --------------     -------------
Total current liabilities                           583,343           748,283
                                              --------------     -------------

COMMITMENTS AND
   CONTINGENT LIABILITIES                                 -                 -
                                              --------------     -------------

TOTAL LIABILITIES                                   583,343           748,283
                                              --------------     -------------

MINORITY INTEREST                                 5,101,062         1,564,058
                                              --------------     -------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
      10,000,000 shares authorized;
       1,684,412 shares issued at June 30, 1997
       and at December 31, 1996                      83,668            83,668
Additional paid-in capital                       10,128,300        10,128,300
Retained earnings                                 5,346,190         4,374,710
Less cost of treasury stock;
         371,340 shares at June 30, 1997 and
         326,540 shares at December 31, 1996     (2,281,215)       (1,823,641)
                                              --------------     -------------

TOTAL STOCKHOLDERS' EQUITY                       13,276,943        12,763,037
                                              --------------     -------------

TOTAL                                         $  18,961,348      $ 13,511,320
                                              ==============     =============


See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

(UNAUDITED)                                         QUARTER   ENDED                      SIX MONTHS ENDED
                                            --------------------------------       ----------------------------

                                                June 30,         June 30,            June 30,         June 30,
                                                  1997             1996               1997             1996
                                            ---------------  ---------------      -----------    -------------
REVENUES:
Oil and gas sales                             $  1,492,704   $    1,699,384       $3,192,034      $ 3,299,287
Gas plant sales                                    212,113          225,162          559,899          437,737
Other revenues                                      25,350          120,236          288,376          189,766
                                                             -                    -----------    -------------
                                            ---------------   --------------

Total revenues                                   1,730,167        2,044,782        4,040,309        3,926,790
                                            ---------------  ---------------      -----------    -------------

EXPENSES:
  General and administrative                       273,774          410,844          690,554          888,087
  Lease operating and other expenses               597,296          594,427        1,168,778        1,180,428
  Gas purchases and plant operating expenses       141,497          188,135          421,437          347,444
  Production taxes                                  79,102           99,172          181,332          190,871
  Depreciation, depletion and amortization         193,157          421,808          429,050          685,259
  Impairment of assets                                   -                -                -        3,909,986
  Interest expense                                       -            1,639                -           12,242
                                                             -                    -----------    -------------
                                            ---------------   --------------

Total expenses                                   1,284,826        1,716,025        2,891,151        7,214,317
                                            ---------------  ---------------      -----------    -------------

Income (loss) before minority interest
  and income taxes                                 445,341          328,757        1,149,158       (3,287,527)
                                            ---------------  ---------------      -----------    -------------

MINORITY INTEREST                                  (12,115)          (7,359)        (196,259)          11,786
                                                             -                    -----------    -------------
                                            ---------------   --------------

Income (loss) before income taxes                  433,226          321,398          952,899       (3,275,741)

INCOME TAX EXPENSE (CREDIT):
   Deferred                                        (36,602)         (22,645)         (18,581)         (49,247)
                                            ---------------  -                    -----------    -------------
                                                              --------------

NET INCOME (LOSS)                            $     469,828   $      344,043        $ 971,480       $(3,226,494)
                                            ===============  ===============      ===========    ==============

PRIMARY EARNINGS PER SHARE                    $       0.34   $         0.24        $    0.69       $     (2.36)
                                            ===============  ===============      ===========    ==============



See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

(UNAUDITED)                                                                   SIX MONTHS ENDED
                                                               -----------------------------------

                                                                   June 30,            June 30,
                                                                     1997                1996
                                                               ---------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $    971,480        $ (3,226,494)                $
                                                               ---------------       -------------
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation, depletion and amortization                           429,050             685,259
   Impairment of assets                                                     -           3,909,986
   Gain on sale of property                                          (243,246)           (148,436)
   Noncash expense from stock purchase plan                                 -             177,138
   Increase in deferred tax asset                                     (18,581)            (49,247)
  Minority interest share of net income after distributions          (263,829)           (187,626)

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                          970,935             370,503
  (Increase) in prepaid expenses & other assets                       (80,132)           (179,595)
  (Decrease) in accounts payable                                     (486,409)           (386,154)
                                                               ---------------       -
                                                                                      ------------

Net cash provided  by operating activities                          1,279,268             965,334
                                                               ---------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                     445,940             217,950
   Property additions                                                (125,804)           (580,993)
   Reduction  in notes receivable from
     managed limited partnerships                                           -              11,149
                                                               ---------------       -
                                                                                      ------------

Net cash provided (used) by investing activities                      320,136            (351,894)
                                                               ---------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt                                              -            (850,000)
   Purchase of treasury stock                                        (457,575)             (7,900)
   Proceeds from exercise of stock options                                  -             100,000
                                                               ---------------       -
                                                                                      ------------

Net cash (used) by financing activities                              (457,575)           (757,900)
                                                               ---------------       -------------

NET INCREASE (DECREASE) IN CASH                                     1,141,829            (144,461)

CASH AT BEGINNING OF YEAR                                           1,862,281             981,213

Increase in cash from recognition of minority interest                549,313                   -
                                                               ---------------       -
                                                                                      ------------

CASH AT END OF PERIOD                                            $  3,553,423        $    836,752
                                                               ===============       =============




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General - Enex Resources Corporation (the "Company") acquires interests in producing oil and gas properties and sponsors and manages investment limited partnerships. As of June 30, 1997, the Company served as managing general partner for Enex Consolidated Partners, L.P., Enex Oil & Gas Income Program IV - Series 3, and four partnerships in Enex 88-89 Income and Retirement Fund. Enex Consolidated Partners, L.P. was formed, effective June 30, 1997, from the consolidation of 34 other managed limited partnerships. The Company has a 4.11% revenue interest as the general partner in addition to its proportional interest as a limited partner of 52.63%.

         Prior to the consolidation of the 34 partnerships into Enex Consolidated Partners, L.P., the Company recorded its interests in all of the partnerships except Enex Program I Partners, L.P. using the pro rata basis of accounting. The Company's interest in Enex Program I Partners, L.P. has been reflected as fully consolidated in the accompanying financial statements. The Consolidation of Enex Consolidated Partners, L.P. was recorded using the purchase accounting method; as such assets are recorded at their fair market value. The Company's interest in Enex Consolidated Partners, L.P. is shown as fully consolidated on the accompanying balance sheet as of June 30, 1997.

         The interim financial information included herein is unaudited; however, such information reflects all adjustments (except for the impairment of assets, discussed in note 5, all such adjustments were normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

         Income Per Share - Primary and fully diluted earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents outstanding during the respective periods.
         Common share equivalents include common stock options. Common share equivalents are not included in the "Six months ended June 30, 1996" number of shares because they are antidilutive. The weighted average number of shares used to compute primary earnings per common share was:

                                                            Primary
                                                   ------------------------
Quarter ended June 30, 1997                               1,400,551
Quarter ended June 30, 1996                               1,457,355
Six months ended June 30, 1997                            1,415,871
Six months ended June 30, 1996                            1,366,606

2.       DEBT

         The Company had long-term debt at December 31, 1995 totaling $850,000 from a loan from a bank under a $2.8 million revolving line of credit. The bank loan proceeds were primarily used to purchase producing oil and gas properties and additional interests in managed limited partnerships. The loan bore interest at a rate of prime plus three-quarters of one percent (3/4%) or at an average rate of 9.00% during the second quarter of 1996 and during the first six months of 1996. Principal payments of $145,000 were made on the debt in the second quarter of 1996. The debt was completely repaid in May 1996.

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

6.       INCOME TAXES

         The Company adopted Statement of Financial Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. The Company recognized a deferred tax credit of $36,602 and $22,645 in the second quarter of 1997 and 1996, respectively, and $18,581 and $49,247 in the first six months of 1997 and 1996, respectively.

         Deferred income taxes reflect the net tax of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of June 30, 1997, are as follows:


Difference between tax and book net property basis         $        309,350
Difference between basis in managed limited
partnerships for financial reporting purposes and income
tax purposes                                                      3,927,861
Intangible drilling costs which remain capitalized for
financial reporting purposes which were deducted for
federal income tax purposes                                        (85,485)
Timing difference from lawsuit contingency                         (51,471)
Allowance for bad debts not yet recognized                           61,997
for income tax purposes
Net operating loss carry forward (expires 2009 - 2011)              902,333
Other, net                                                            5,619
                                                          -----------------
Gross deferred tax asset                                          5,070,204
Valuation allowance                                             (4,310,212)
                                                          -----------------
Net deferred tax asset                                      $       759,992
                                                          =================

         The valuation allowance reserves the net deferred tax asset at June 30, 1997 due to uncertainties inherent in the oil and gas market. The Company estimated the amount of future tax benefit to be received from the deferred tax asset using estimated future net revenues and future tax expenses. The remaining amount of the gross deferred tax asset is reserved by a valuation allowance.

Item 2.            Management's Discussion and Analysis or Plan of Operation


Effective June 30, 1997, thirty four of the Company's managed limited partnerships were consolidated into Enex Consolidated Partners, L.P. This consolidation should allow the Company to continue to reduce general and administrative expenses.


                         Liquidity and Capital Resources

Cash flow provided by operating activities increased to $1,279,268 in the first half of 1997 as compared with $965,334 in the same period of 1996. This represents an increase of $313,934. Improved cash flows from oil and gas properties and an increase in the collection of accounts receivable were the primary reasons for the increase. To this cash flow from operations, proceeds from the sale of properties added $445,940 and $217,950 in the first six months of 1997 and 1996, respectively. The Company purchased 44,800 shares of treasury stock for $457,575 in the first six months of 1997 as compared to 800 shares for $7,900 in 1996. Net payments on the Company's bank line-of-credit were $850,000, in the first six months of 1996, which completely repaid all of the Company's debt in May, 1996. Proceeds from the exercise of stock options added $100,000 to the cash flow in 1996.

The Company continued to purchase additional limited partnership interests and improve oil and gas properties. In the first six months of 1997, the Company used $125,804 to purchase interests in the Company's managed limited partnerships and successfully drill three wells in the Dent acquisition. In the first six months of 1996, the Company used $485,266 to purchase interests in the Company's managed limited partnerships, and successfully drilled two wells in the Schlensker acquisition and one well in the Dent acquisition and reworked wells in the Speary and Binger acquisitions.

Working capital improved to $5,496,502 at June 30, 1997 versus $3,969,402 at December 31, 1996. At June 30, 1997, the Company's current ratio was 10.38 to
1.00 and the Company had no long-term debt.

                              Results of Operations

The Company reported net income in the second quarter of 1997 of $469,828, or $.34 per share, as compared to $344,043, or $.24 per share, in the second quarter of 1996. In the first half of 1997, the reported net income of $971,480 or $.69 per share. In the first half of 1996 the Company reported a net loss of $3,226,494 or $2.36 per share. This loss includes a $3,909,986 nonrecurring charge due to the implementation of SFAS 121. Excluding this charge, the Company earned $683,492 or $.50 per share. The higher net income in 1997 was attributable to lower general and administrative costs and depletion expenses.

Oil and gas sales were $1,492,704 in the second quarter of 1997 versus $1,699,384 in the corresponding period of 1996. This decrease of $206,680 or 12% was due primarily to natural production declines. Oil revenues decreased by $164,345 or 19% from $866,328 in the second quarter of 1996 to $701,983 in the second quarter of 1997. A 15% decline in oil production reduced sales by $131,980. A 4% decrease in the average oil sales price reduced sales by an additional $32,365. The decrease in oil production was primarily a result of natural production declines. The decrease in the average oil sales price corresponds with lower prices in the overall market for the sale of oil. Gas revenues decreased by 5% or $42,335 in the second quarter from $833,056 in 1996 to $790,721 in 1997. A 5% decline in gas production reduced sales by $44,171. This decrease was partially offset by a 1% increase in the average gas sales price. The decrease in gas production was primarily a result of natural production declines, partially offset by higher production from the Dent acquisition on which three successful wells were drilled. The slight increase in the average gas price corresponds with slightly higher prices in the overall market for the sale of natural gas. Gas plant sales decreased to $212,113 in the second quarter of 1997 from $225,162 in the second quarter of 1996. This represents a decrease of $13,049 or 6%. A 7% decline in the production of gas plant products reduced sales by $16,228. This decrease was partially offset by a 2% increase in the average price for the sale of plant products.

In the first half of 1997, oil and gas sales were $3,192,034 versus $3,299,287 in the first half of 1996. This represents a decrease of $107,253 or 3%. During the first six months of 1997, oil revenues decreased by $268,375 or 16%, from $1,670,521 in 1996 to $1,402,146 in the first half of 1997. A 19% decrease in oil production decreased sales by $313,972. This decrease was partially offset by a 3% increase in the average oil sales price. The decrease in oil production was primarily due to natural production declines coupled with the sale of the O'Neil acquisition in the first quarter of 1997. The increase in average oil prices corresponds with higher prices in the overall market for the sale of oil. Gas revenues increased by 10% or $161,122 from $1,628,766 in the first six months of 1996 to $1,789,888 in the first half of 1997. A 12% increase in the average gas sales price increased gas sales by $197,494. This increase was partially offset by a 2% decrease in gas production. The increase in the average gas sales price corresponds with higher prices in the overall market for the sale of gas. The decrease in gas production was primarily a result of natural production declines, partially offset by higher production from wells drilled on the Sibley Field in the Dent acquisition. Gas plant sales increased to $559,899 in the first half of 1997 from $437,737 in the first half of 1996. This represents an increase of $122,162 or 28%. A 34% increase in the average price for the sale of plant products increased sales by $142,068. This increase was partially offset by a 5% decrease in production of gas plant products.

Other revenues were $25,350 and $120,236 in the second quarter of 1997 and 1996, respectively. The decrease was primarily due to the recognition of a gain from the sale of property of $138,475 in 1996. For the first six months of 1997, other revenues were $288,376 versus $189,766 in the first half of 1996. This increase was primarily due to a gain from the sale of property of $237,306 in the first quarter of 1997 as a result of the sale of the O'Neil acquisition for $440,000.

General and administrative expenses were $273,774 in the second quarter of 1997 versus $410,844 in the second quarter of 1996. This represents a decrease of $137,070 or 33%. General and administrative expenses decreased to $690,554 in the first six months of 1997 as compared to $888,087 in the first half of 1996. This represents a decrease of $197,533 or 22%. The decrease is primarily a result of a concerted effort to reduce general and administrative expenses by the Company's management in 1997.

Lease operating and other expenses remained relatively unchanged at $597,296 in the second quarter of 1997 as compared to $594,427.in the second quarter of 1996. In the first half of 1997, lease operating expenses were $1,168,778, relatively unchanged from $1,180,428 in the first half of 1996.

Depletion, depreciation and amortization expense decreased from $421,808 in the second quarter of 1996 to $193,157 in the second quarter of 1997. This represents a decrease of $228,651 or 54%. The decreases in production, noted above, reduced depreciation and depletion expenses by $38,560. A 50% decrease in the depletion rate reduced depreciation and depletion expense by an additional $190,091. Depreciation, depletion and amortization decreased from $685,259 in the first half of 1996 to $429,050 in the first half of 1997, a decrease of $256,209 or 37%. The decreases in production, noted above, reduced depreciation and depletion expense by $58,937. A 31% decrease in the depletion rate reduced depreciation and depletion expense by an additional $197,272. The decreases in the depletion rate were primarily due to upward revisions of the oil and gas reserves during December 1996.

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

In the first six months of 1997, the Company recorded an income tax credit of $18,581 as compared with a credit of $49,247 recognized in 1996. These credits are primarily a result of the Company's continued utilization of its deferred tax asset which resulted from the acquisition of properties with a higher tax basis. At June 30, 1997, the Company had a substantial net deferred tax asset of $5,070,204. Due to uncertainties inherent in the oil and gas market, a valuation allowance reserved all but $759,992 of the net deferred tax asset.

                                 Future Outlook

The completion of the consolidation of thirty-four partnerships simplified the Company's structure and will allow the Company to further reduce overhead charges. The Company has reinstituted its treasury stock repurchase program and will continue to purchase stock in the open market. The Company's board of directors has authorized the purchase of up to 50,000 shares of its common stock. We continue to evaluate potential joint ventures or business combinations in order to maximize shareholder value.

Higher earnings and cash flow has allowed the Company to continue to strengthen its financial position. The current ratio improved to 10.38 with virtually no debt. Cash flow will continue to be used to acquire additional producing properties. The Company has evaluated several drilling locations for further development. While the Company has no other material commitments for capital, a line of credit is maintained which allows the Company to respond to acquisition and investment opportunities.

In June 1996, the Company declared a $.15 per share dividend, which was paid to shareholders on July 13, 1997. This payment continues the Company's regular semi-annual dividend payment.

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

                  (11)     Not Applicable

                  (15)     Not Applicable

                  (18)     Not Applicable

                  (19)     Not Applicable

                  (20)     Not Applicable

                  (23)     Not Applicable

                  (24)     Not Applicable

                  (25)     Not Applicable

                  (28)     Not Applicable

         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

EXHIBIT 11

Enex Resources Corporation
Statement re:  Computation of Per Share Earnings         For the Six Months Ended              For the Six Months Ended
                                                             June 30, 1997                         June 30,1996
                                                   ---------------------------------      ---------------------------------
                                                       Primary       Fully-diluted           Primary       Fully-diluted
                                                    Earnings per      Earnings per          (Loss) per       (Loss) per
                                                        Share            Share                Share             Share
                                                   ---------------------------------      ---------------------------------

Net Income                                                $971,480         $971,480          ($3,226,494)      ($3,226,494)
                                                   ----------------  ---------------      ---------------  ----------------

Divided By:

Weighted average shares                                  1,327,838        1,367,109            1,322,025         1,322,025

Plus: Common Stock Equivalents                                   -                -                    -                 -
                                                   ----------------  ---------------      ---------------  ----------------
      (for stock options - treasury stock method)

Adjusted weighted average shares                         1,327,838        1,367,109            1,322,025         1,322,025
                                                   ----------------  ---------------      ---------------  ----------------


Earnings per Share                                           $0.73            $0.71               ($2.44)           ($2.44)
                                                   ================  ===============      ===============  ================

Enex Resources Corporation
Statement re:  Computation of Per Share Earnings        For the Quarter Ended                 For the Quarter Ended
                                                            June 30, 1997                         June 30, 1997
                                                   ---------------------------------      ---------------------------------
                                                       Primary       Fully-diluted           Primary       Fully-diluted
                                                    Earnings per      Earnings per         Earnings per     Earnings per
                                                        Share            Share                Share             Share
                                                   ----------------  ---------------      ---------------  ----------------

Net Income                                                $469,828         $469,828             $344,043          $344,043
                                                   ----------------  ---------------      ---------------  ----------------

Divided By:

Weighted average shares                                  1,312,838        1,312,838            1,372,706         1,372,706

Plus: Common Stock Equivalents                              87,713           87,713               84,649            84,649
                                                   ----------------  ---------------      ---------------  ----------------
      (for stock options - treasury stock method)

Adjusted weighted average shares                         1,400,551        1,400,551            1,457,355         1,457,355
                                                   ----------------  ---------------      ---------------  ----------------


Earnings per Share                                           $0.34            $0.34                $0.24             $0.24
                                                   ================  ===============      ===============  ================

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        ENEX RESOURCES CORPORATION
                                               (Registrant)





                                     By:   /s/  R. E. Densford
                                                --------------
                                                R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer


August 13, 1997                      By:    /s/  James A. Klein
                                                 --------------
                                                 James A. Klein
                                                Controller and Chief
                                                 Accounting Officer