Form 10QSB
period 1997-09-30
ENEX RESOURCES CORP
filed 1997-11-14
CIK 314864

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                    Yes No x

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                  Outstanding at November 13, 1997

   Common Stock, $.05 par value                      1,344,452

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                     September 30,       December 31,
ASSETS                                                   1997               1996
                                                   ---------------       ------------

CURRENT ASSETS:
  Cash and certificates of deposit                 $    3,985,784        $ 1,862,281
  Accounts receivable:
    Managed limited partnerships                          298,328            522,283
    Oil and gas sales                                   1,613,159          1,242,923
    Joint owner                                            96,114            178,291
  Deferred tax asset - current portion                    157,070            105,464
  Prepaid expenses and other current assets               355,143            806,443
                                                   ---------------       ------------

Total current assets                                    6,505,598          4,717,685
                                                   ---------------       ------------

PROPERTY:
  Oil and gas properties (successful efforts
     accounting method)  Proved mineral interests
     and related equipment and facilities:
    Direct ownership                                    6,509,419          6,940,811
    Derived from investment in managed
     limited partnerships                               9,814,698          9,130,403
  Furniture, fixtures and other (at cost)                 366,291            350,019
                                                   ---------------       ------------

Total property                                         16,690,408         16,421,233

Less accumulated depreciation,
  depletion and amortization                            4,227,727          7,988,452
                                                   ---------------       ------------

Property, net                                          12,462,681          8,432,781
                                                   ---------------       ------------

OTHER ASSETS:
  Receivable from managed limited partnerships                  -          1,153,267
  Deferred tax asset                                      641,794            635,947
  Other accounts receivable                                     -            131,004
  Deferred organization expenses and other                      -              4,694
                                                   ---------------       ------------

Total other assets                                        641,794          1,924,912
                                                   ---------------       ------------

TOTAL                                              $   19,610,073        $15,075,378
                                                   ===============       ============



See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                       September 30,        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                        1997                1996
                                                      ---------------     ---------------

CURRENT LIABILITIES:
   Accounts payable                                   $      313,256      $      748,283

COMMITMENTS AND
   CONTINGENT LIABILITIES                                          -                  -
                                                      ---------------     ---------------

TOTAL LIABILITIES                                            313,256             748,283
                                                      ---------------     ---------------

MINORITY INTEREST                                          5,497,906           1,564,058
                                                      ---------------     ---------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
      10,000,000 shares authorized;
       1,794,912 shares issued at September 30, 1997
       and 1,684,412 shares at December 31, 1996              89,746              84,221
Additional paid-in capital                                10,520,972          10,127,747
Retained earnings                                          5,655,342           4,374,710
Less cost of treasury stock;
         388,120 shares at September 30, 1997 and
         326,540 shares at December 31, 1996              (2,467,149)         (1,823,641)
                                                      ---------------     ---------------

TOTAL STOCKHOLDERS' EQUITY                                13,798,911          12,763,037
                                                      ---------------     ---------------

TOTAL                                                 $   19,610,073      $   13,511,320
                                                      ===============     ===============


See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

(UNAUDITED)                                             QUARTER   ENDED                      NINE MONTHS ENDED
                                                 ----------------------------       -------------------------------

                                                  September 30,  September 30,       September 30,     September 30,
                                                       1997           1996                 1997              1996
                                                 -------------  -------------     ----------------   --------------

REVENUES:
Oil and gas sales                                 $ 2,867,931    $ 1,925,387      $     6,059,965    $   5,219,477
Gas plant sales                                       187,731        220,949              747,630          656,836
Other revenues                                        255,256         55,850              543,632          233,035
                                                 -------------   -------------    ----------------   --------------


Total revenues                                      3,310,918      2,202,186            7,351,227        6,109,348
                                                 -------------  -------------     ----------------   --------------

EXPENSES:
  General and administrative                          396,853        375,166            1,087,407        1,261,311
  Lease operating and other expenses                1,141,603        568,832            2,310,381        1,747,642
  Gas purchases and plant operating expenses          172,406        169,576              593,843          515,557
  Production taxes                                    162,087        113,222              343,419          303,779
  Depreciation, depletion and amortization            455,383        440,960              884,433        1,124,815
  Impairment of assets                                      -              -                    -        3,909,986
  Interest expense                                          -            142                    -           12,384
                                                 -------------   -------------    ----------------   --------------


Total expenses                                      2,328,332      1,667,898            5,219,483        8,875,474
                                                 -------------  -------------     ----------------   --------------

Income (loss) before minority interest
  and income taxes                                    982,586        534,288            2,131,744       (2,766,126)
                                                 -------------  -------------     ----------------   --------------

MINORITY INTEREST                                    (515,557)       (88,035)            (711,816)         (76,741)
                                                 -------------  -------------    -----------------   --------------


Income (loss) before income taxes                     467,029        446,253            1,419,928       (2,842,867)

INCOME TAX (CREDIT):
   Deferred                                           (38,871)       (24,854)             (57,452)         (74,101)
                                                 -------------   ------------    ----------------   --------------


NET INCOME (LOSS)                                 $   505,900    $   471,107      $    $1,477,380    $  (2,768,766)
                                                 =============  =============     ================   ==============

PRIMARY EARNINGS PER SHARE                        $     0.36     $     0.32       $         1.05     $      (2.03)
                                                 =============  =============     ================   ==============




See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)                                                                       NINE MONTHS ENDED
                                                             ---------------------------------------

                                                              September 30,           September 30,
                                                                   1997                    1996
                                                             ---------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $   1,477,380        $     (2,497,414)
                                                             ---------------       -----------------
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation, depletion and amortization                         884,433               1,124,815
   Impairment of assets                                                   -               3,638,634
   Gain on sale of property                                        (244,333)               (157,099)
   Noncash expense from stock purchase plan                               -                 177,138
   Increase in deferred tax asset                                   (51,606)                (74,100)
  Minority interest share of net income after distributions        (260,580)               (207,821)

Changes in assets and liabilities:
  Decrease in accounts receivable                                   666,830                 798,909
  (Increase) in prepaid expenses & other assets                     (88,129)               (196,850)
  (Decrease) in accounts payable                                   (597,928)               (454,010)
                                                             ---------------       -----------------


Net cash provided  by operating activities                        1,786,067               2,152,202
                                                             ---------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                   447,027                 227,913
   Property additions                                              (235,846)               (911,267)
   Reduction  in notes receivable from
     managed limited partnerships                                         -                   6,324
                                                             ---------------       -----------------


Net cash provided (used) by investing activities                    211,181                (677,030)
                                                             ---------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt                                            -                (850,000)
   Purchase of treasury stock                                      (643,508)                (89,174)
   Payment of cash dividend                                        (196,748)               (138,283)
   Proceeds from exercise of stock options                          398,750                 100,000
                                                             ---------------       -----------------


Net cash (used) by financing activities                            (441,506)               (977,457)
                                                             ---------------       -----------------

NET INCREASE IN CASH                                              1,555,742                 497,715

CASH AT BEGINNING OF YEAR                                         1,862,281               1,007,144

Increase in cash from recognition of minority interest              567,761                       -
                                                             ---------------       -----------------


CASH AT END OF PERIOD                                         $   3,985,784        $      1,504,859
                                                             ===============       =================




See accompanying notes to financial statements.
----------------------------------------------------------------------------
                                       I-4

ENEX RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General - Enex Resources Corporation (the "Company") acquires interests in producing oil and gas properties and sponsors and manages investment limited partnerships. As of September 30, 1997, the Company served as managing general partner for Enex Consolidated Partners, L.P., Enex Oil & Gas Income Program IV - Series 3, and four partnerships in Enex 88-89 Income and Retirement Fund. Enex Consolidated Partners, L.P. was formed, effective June 30, 1997, from the consolidation of 34 other managed limited partnerships. The Company has a 4.11% revenue interest as the general partner in addition to its proportional interest as a limited partner of 52.71%.

         Prior to the consolidation of the 34 partnerships into Enex Consolidated Partners, L.P., the Company recorded its interests in all of the partnerships except Enex Program I Partners, L.P. using the pro rata basis of accounting. The Company's interest in Enex Program I Partners, L.P. has been reflected as fully consolidated in the accompanying financial statements. The Consolidation of Enex Consolidated Partners, L.P. was recorded using the purchase accounting method; as such assets are recorded at their fair market value. The Company's interest in Enex Consolidated Partners, L.P. is shown as fully consolidated on the accompanying balance sheet as of September 30, 1997.

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

                                                               Primary
                                                       -----------------------
Quarter ended September 30, 1997                              1,423,319
Quarter ended September 30, 1996                              1,457,355
Nine months ended September 30, 1997                          1,403,008
Nine months ended September 30, 1996                          1,366,606

2.       COMMITMENTS AND CONTINGENT LIABILITIES

         As general partner, the Company is contingently liable for all debts and actions of the managed limited partnerships. However, in management's opinion, the existing assets of the limited partnerships are sufficient to satisfy any such partnership indebtedness.

3.       IMPAIRMENT OF ASSETS

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

4.       INCOME TAXES

         The Company adopted Statement of Financial Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. The Company recognized a deferred tax credit of $38,871 and $24,854 in the third quarter of 1997 and 1996, respectively, and $57,452 and $74,101 in the first nine months of 1997 and 1996, respectively.

         Deferred income taxes reflect the net tax of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of September 30, 1997, are as follows:

Difference between tax and book net property basis           $        294,176
Difference between basis in managed limited
partnerships for financial reporting purposes and income
tax purposes                                                        3,906,361
Intangible drilling costs which remain capitalized for
financial reporting purposes which were deducted for
federal income tax purposes                                          (81,745)
Timing difference from lawsuit contingency                           (51,471)
Allowance for bad debts not yet recognized                             61,997
for income tax purposes
Net operating loss carry forward (expires 2009 - 2011)                782,819
                                                            -----------------
Gross deferred tax asset                                            4,912,137
Valuation allowance                                               (4,113,273)
                                                            -----------------
Net deferred tax asset                                        $       798,864
                                                            =================

         The valuation allowance reserves the net deferred tax asset at September 30, 1997 due to uncertainties inherent in the oil and gas market. The Company estimated the amount of future tax benefit to be received from the deferred tax asset using estimated future net revenues and future tax expenses. The remaining amount of the gross deferred tax asset is reserved by a valuation allowance.

Item 2.            Management's Discussion and Analysis or Plan of Operation


In the third quarter of 1997, the Company consolidated thirty-four of its managed limited partnerships in Enex Consolidated Partners, L.P. ("The Consolidation"), which allowed the Company to reduce general and administrative expenses. Further reductions of such expenses should be made in the near future. The lower general and administrative expenses allowed Enex to produce net income of $505,900 or $.36 per share in the third quarter of 1997 as compared to $471,107 or $.32 per share in the third quarter of 1996.


                         Liquidity and Capital Resources

Cash flow provided by operating activities was $1,786,067 in the first nine months of 1997 as compared with $2,152,202 in the same period of 1996. This represents an decrease of $366,135. A larger reduction of accounts payable is the primary reason for the decrease. To this cash flow from operations, proceeds from the sale of properties added $447,027 and $227,913 in the first nine months of 1997 and 1996, respectively. The Company purchased 61,580 shares of treasury stock for $643,508 in the first nine months of 1997 as compared to 8,888 shares for $89,174 in 1996. Net payments on the Company's bank line-of-credit were $850,000 in 1996, which completely repaid all of the Company's debt in May, 1996. Proceeds from the exercise of stock options added $100,000 and $398,750 to the cash flow in 1996 and 1997 respectively.

The Company continued to purchase additional limited partnership interests and improve oil and gas properties. In the first nine months of 1997, the Company used $235,846 to purchase interests in the Company's managed limited partnerships and successfully drill three wells in the Dent acquisition. In the first nine months of 1996, the Company used $911,267 to purchase interests in the Company's managed limited partnerships, and successfully drilled two wells in the Schlensker acquisition and one well in the Dent acquisition and reworked wells in the Speary and Binger acquisitions.

Working capital improved to $6,192,342 at September 30, 1997 versus $3,969,402 at December 31, 1996. At September 30, 1997, the Company's current ratio was
20.77 to 1.00 and the Company had no long-term debt.

                              Results of Operations

The Company reported net income in the third quarter of 1997 of $505,900, or $.36 per share, as compared to $471,107, or $.32 per share, in the third quarter of 1996. In the first nine months of 1997, the Company reported net income of $1,477,380 or $1.05 per share. In the first nine months of 1996, the Company reported a net loss of $2,768,766 or $2.03 per share. This loss includes a $3,909,986 nonrecurring charge due to the implementation of SFAS 121. Excluding this charge, the Company earned $1,141,220 or $.84 per share. The higher net income in 1997 was attributable to lower general and administrative costs and depletion expenses.

Oil and gas sales were $2,867,931 in the third quarter of 1997 versus $1,925,387 in the corresponding period of 1996. This increase of $942,544 or 49% was due to increased oil and gas production due to the recognition of a larger minority interest as a result of the Consolidation. Oil revenues increased to $1,565,766 or 76% from $888,590 in the third quarter of 1996. A 101% increase in oil production increased sales by $907,763. This increase was offset by a 13% decrease in the average oil sales price. The increase in oil production was primarily a result of the recognition of a larger minority interest as a result of the Consolidation. The decrease in the average oil sales price corresponds with lower prices in the overall market for the sale of oil. Gas revenues increased by 26% or $265,368 in the third quarter from $1,036,797 in 1996 to $1,302,165 in 1997. A 21% increase in gas production increased sales by $216,747. A 4% increase in the average gas sales price increased gas sales by an additional $48,621. The increase in gas production was primarily a result of the recognition of a larger minority interest as a result of the Consolidation. The increase in the average gas price corresponds with higher prices in the overall market for the sale of gas. Gas plant sales decreased to $187,731 in the third quarter of 1997 from $220,949 in the third quarter of 1996. This represents a decrease of $33,218 or 15%. An 18% decline in the average sales price for the sale of plant products reduced sales by $42,254. This decrease was partially offset by an 8% increase in the production of plant products.

In the first nine months of 1997, oil and gas sales were $6,059,965 versus $5,219,477 in the first nine months of 1996. This represents a increase of $840,488 or 16%. During the first nine months of 1997, oil revenues increased by $400,449 or 16%, from $2,567,463 in 1996 to $2,967,912 in the first nine months of 1997. A 21% increase in oil production increased sales by $549,504. This increase was partially offset by a 5% decrease in the average oil sales price. The increase in oil production was primarily due to the recognition of a larger minority interest as a result of the Consolidation. The decrease in the average oil sales price corresponds with lower prices in the overall market for the sale of oil. Gas revenues increased by $440,039 or 17%, from $2,652.014 in the first nine months of 1996 to $3,092,053 in the first half of 1997. A 7% increase in gas production increased sales by $181,046. A 9% increase in the average gas sales price increased sales by an additional $258,993. The increase in the average gas sales price corresponds with higher prices in the overall market for the sale of gas. The increase in gas production was primarily a result of the recognition of larger minority interest as a result of the Consolidation. Gas plant sales increased to $747,630 in the first nine months of 1997 from $656,836 in the first half of 1996. This represents an increase of $90,794 or 16%. A 12% increase in the average price for the sale of plant products increased sales by $74,857. A 3% increase in gas plant production increased gas plant sales by an additional $15,937.

Other revenues were $255,256 and $55,850 in the third quarter of 1997 and 1996, respectively. The increase was primarily due to interest income of $113,567 in the third quarter of 1997 and from the sale of a drilling rig for a $40,000 gain in 1997. For the first nine months of 1997, other revenues were $543,632 versus $233,035 in the first nine months of 1996. This increase was primarily due to a gain from the sale of the O'Neil acquisition of $237,306 in the first quarter of 1997 coupled with the higher interest income and the sale of the drilling rig, as noted above.

General and administrative expenses were $396,853 in the third quarter of 1997 versus $375,166 in the third quarter of 1996. This represents an increase of $21,687 or 6%. This increase was primarily a result of the recognition of a larger minority interest as a result of the Consolidation. General and administrative expenses decreased to $1,087,407 in the first nine months of 1997 as compared to $1,261,311 in the first nine months of 1996. This represents a decrease of $173,904 or 14%. The decrease is primarily a result of a concerted effort to reduce general and administrative expenses by the Company's management in 1997.

Lease operating and other expenses were $1,141,603 and $568,832 in the third quarter of 1997 and 1996 respectively. This represents an increase of $427,229. In the first nine months of 1997, lease operating expenses were $2,310,381 and $1,747,642 in the first the nine months of 1996. This represents an increase of $562,739. The increases were primarily the result of the recognition of a larger minority interest due to the Consolidation.

Depletion, depreciation and amortization expense increased from $440,960 in the third quarter of 1996 to $455,383 in the third quarter of 1997. This represents an increase of $14,423 or 3%. The increases in production, noted above, increased depreciation and depletion expenses by $198,399. This increase was partially offset by a 29% decrease in the depletion rate. Depreciation, depletion and amortization decreased from $1,124,815 in the first nine months of 1996 to $884,433 in the first nine months of 1997, a decrease of $240,382 or 21%. A 29% decrease in the depletion rate reduced depreciation and depletion expense by $367,837. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily a result of the reevaluation of property values of Enex Consolidated L.P. upon consolidation of the partnerships.

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

In the third quarter of 1997, the Company recognized an income tax credit of $38,871 as compared to a credit of $24,854 in the third quarter of 1996. In the first nine months of 1997, the Company recorded an income tax credit of $57,452 as compared with a credit of $74,101 recognized in 1996. These credits are primarily a result of the Company's continued utilization of its deferred tax asset which resulted from the acquisition of properties with a higher tax basis. At September 30, 1997, the Company had a substantial deferred tax asset of $4,912,137. Due to uncertainties inherent in the oil and gas market, a valuation allowance reserved all but $798,864 of the net deferred tax asset.

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

Higher earnings and cash flow has allowed the Company to continue to strengthen its financial position. The current ratio improved to 20.77 with virtually no debt. Cash flow will continue to be used to purchase treasury stock and additional limited partners interest. The Company has evaluated several drilling locations for further development. Management of the Company continues to evaluate proposals to purchase the Company or for the Company to purchase additional reserves. While the Company has no other material commitments for capital, a line of credit is maintained which allows the Company to respond to acquisition and investment opportunities.

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

             (15)  Not Applicable

             (18)  Not Applicable

             (19)  Not Applicable

             (20)  Not Applicable

             (23)  Not Applicable

             (24)  Not Applicable

             (25)  Not Applicable

             (28)  Not Applicable

         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

EXHIBIT 11

Enex Resources Corporation
Statement re:  Computation of Per Share Earnings        For the Nine Months Ended             For the Nine Months Ended
                                                        September 30, 1997                    September 30,1996
                                                       ---------------------------------      ---------------------------------
                                                           Primary       Fully-diluted           Primary       Fully-diluted
                                                        Earnings per      Earnings per          (Loss) per       (Loss) per
                                                            Share            Share                Share             Share
                                                       ---------------------------------      ---------------------------------

Net Income                                                  $1,477,380         $971,480          ($2,768,766)      ($3,226,494)
                                                       ----------------  ---------------      ---------------  ----------------

Divided By:

Weighted average shares                                      1,327,838        1,367,109            1,322,025         1,322,025

Plus: Common Stock Equivalents                                       -                -                    -                 -
                                                       ----------------  ---------------      ---------------  ----------------
(for stock options - treasury stock method)

Adjusted weighted average shares                             1,327,838        1,367,109            1,322,025         1,322,025
                                                       ----------------  ---------------      ---------------  ----------------


Earnings per Share                                               $1.11            $0.71               ($2.09)           ($2.44)
                                                       ================  ===============      ===============  ================




Enex Resources Corporation
Statement re:  Computation of Per Share Earnings          For the Quarter Ended                 For the Quarter Ended
                                                          June 30, 1997                         June 30, 1997
                                                       ---------------------------------      ---------------------------------
                                                           Primary       Fully-diluted           Primary       Fully-diluted
                                                        Earnings per      Earnings per         Earnings per     Earnings per
                                                            Share            Share                Share             Share
                                                       ----------------  ---------------      ---------------  ----------------

Net Income                                                    $505,900         $469,828             $471,107          $344,043
                                                       ----------------  ---------------      ---------------  ----------------

Divided By:

Weighted average shares                                      1,312,838        1,312,838            1,372,706         1,372,706

Plus: Common Stock Equivalents                                  87,713           87,713               84,649            84,649
                                                       ----------------  ---------------      ---------------  ----------------
(for stock options - treasury stock method)

Adjusted weighted average shares                             1,400,551        1,400,551            1,457,355         1,457,355
                                                       ----------------  ---------------      ---------------  ----------------


Earnings per Share                                               $0.36            $0.34                $0.32             $0.24
                                                       ================  ===============      ===============  ================


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              ENEX RESOURCES CORPORATION
                                                  (Registrant)





                                             By:   /s/  James A. Klein
                                                  --------------------
                                                        James A. Klein
                                                  Secretary, Treasurer and
                                                  Chief Financial Officer


November 13, 1997                             By:  /s/  Larry W. Morris
                                                  --------------------
                                                        Larry W. Morris
                                                  Controller and Chief
                                                  Accounting Officer