Form 10KSB
period 1997-12-31
ENEX RESOURCES CORP
filed 1998-03-27
CIK 314864

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB



(Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1997

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

                                    Yes x No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

      State issuer's revenues for its most recent fiscal year. $11,463,599

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act) $11,254,752 at March 23, 1998.

                    Applicable Only to Corporate Registrants

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 23, 1998 - 1,342,672

                      Documents Incorporated by Reference:

                                      NONE

-----------------------------------------------------------------------------


-----------------------------------------------------------------------------



PAGE>


                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1997

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

4               Submission of Matters to a Vote of Security Holders I-8


                                    Part II


5               Market for Common Equity and
                 Related Stockholder Matters                       II-1

6               Management's Discussion and Analysis
                 or Plan of Operation                              II-2

7               Financial Statements and Supplementary Data        II-8

8               Changes In and Disagreements With Accountants
                 on Accounting and Financial Disclosure            II-28

                                  Part III

9               Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a)
                 of the Exchange Act                               III-1

10              Executive Compensation                             III-4

11              Security Ownership of Certain
                 Beneficial Owners and Management                  III-6

12              Certain Relationships and Related Transactions     III-7

13              Exhibits and Reports on Form 8-K                   III-7

                Signatures                                          S-1

PAGE>

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

     The Company's  principal  executive  offices are maintained at 800 Rockmead
Drive, Three Kingwood Place, Kingwood, Texas 77339. The telephone number at these offices is (281) 358-8401. The Company has no regional offices.

     As of March 1, 1998, the Company and one of its subsidiaries, Enex Securities Corporation, employed 18 persons. All employees are engaged on a full-time basis.

     Since 1982, the Company has financed most of its oil and gas activities through the public sale of interests in limited partnerships formed to purchase and hold working interests and other operating and non operating interests in producing oil and gas properties (the "Partnerships"). Until 1986, most of the Company's ownership of proved reserves was derived through the purchase of producing properties by the Partnerships. Effective June 30, 1997, thirty-four of the limited partnerships ("Predecessor Partnerships") were consolidated to form the Enex Consolidated Partners, L.P. (the "Consolidated Partnership"). The Company acts as general partner in, and contributed capital to Enex Consolidated Partners, L.P. As general partner, the Company has a 4.1% interest in the net revenues and gains generated by properties owned by Enex Consolidated Partners, L.P. As general partner, the Company is obligated to periodically offer to repurchase the interests of those limited partners electing to present their interests to the Company.

     Prior to 1995, 56 Partnerships commenced operations with aggregate investor subscriptions of $223.5 million received from 69,139 investors, including reinvestors. Producing property acquisitions for those Partnerships totaled approximately $200.7 million.

     During 1995, four partnerships, with aggregate investor subscriptions totaling $33.0 million, were liquidated. During 1996, two additional partnerships, with aggregate investor subscriptions totaling $11.8 million, were liquidated. And during 1997 five additional partnerships were liquidated with investor subscriptions totaling $9.3 million. Effective June 30, 1997, the remaining thirty-four partnerships were consolidated into Enex Consolidated Partners, L.P. The Company's receivables from the Predecessor Partnerships and its general partner capital balances in the Predecessor Partnerships were converted into limited partner unit interests in the Consolidated Partnership. These interests, combined with the Company's limited partner interests in the Predecessor Partnerships gave the Company a 55.5% limited partner interest in the new Consolidated Partnership, together with a 4.1% carried revenue interest as the General Partner of the Consolidated Partnership.



                                       I-1
PAGE>


     Approximately 73% of the Company's estimated future net revenues from proved reserves at December 31, 1997 is attributable to its interests in the Consolidated Partnership and approximately 27% is attributable to the properties owned directly by the Company after deducting the minority interest share of the Consolidated Partnership.

     In acquiring properties for its own account, the Company is required to avoid conflicts of interest with the Partnerships for which it acts as general partner. Such requirements may restrict the Company's operations for its own account. The Company is also contingently liable for partnership obligations.

     Due to the consolidation of the thirty-four Predecessor Partnerships, which resulted in the Company obtaining a 55.5% limited partner interest in the Consolidated Partnership, the results of operations and financial condition of the Consolidated Partnership are reflected in the accompanying financial statements on a fully consolidated basis with the Company subsequent to June 30, 1997.

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

                                       I-2
PAGE>

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

     The Company is subject to regular income tax at graduated rates up to a maximum 34% rate. Additionally, the Company may also be subject to the corporate alternative minimum tax which is imposed at a rate of 20%. Tax preference items which may cause the Company to incur the alternative minimum tax include the following:

          * excess of accelerated depreciation over depreciation using the alternative minimum tax lives and method

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


Item 2.    Description of Property

Oil and Gas Properties

     Until 1986, the Company had acquired most of its interests in producing oil and gas properties through purchases made by the Partnerships. Prior to 1995, the Partnerships acquired approximately $200.7 million of producing oil and gas properties. Effective June 30, 1997, thirty-four limited partnerships consolidated to form Enex Consolidated Partners, L.P. in which the Company, as general partner, owns a 4.1% interest in net revenues and gains generated by properties owned by the Consolidated Partnership in addition to a 55.5% limited partner interest.

     In addition to Partnership activities, the Company owns interests in 220 oil and gas productive properties for its own account, and is the operator of 98 properties. The total properties for its own account and the Consolidated Partnership include interests in more than 11,000 producing wells in 15 states.

     The producing oil and gas properties in which the Company owns interests are all located within the United States. The Company's interests in these properties (including properties in which the Company's interest is derived through the Consolidated Partnership for which it acts as general partner*) at December 31, 1997 are summarized below:


                                       I-3
PAGE>




     As general partner, the Company has a 4.1% interest in the net revenues and gains generated by the Partnerships' properties in addition to its 55.5% limited partner interest in the Consolidated Partnership. Unless otherwise indicated, quantitative information contained in this report regarding the Company's oil and gas properties, the production therefrom and related data includes the Company's indirect interest in the properties owned by the Partnership.

                              Developed Acres   Undeveloped Acres
                               Gross     Net     Gross       Net

    Working Interests        350,685   15,028    6,329     3,607

    Royalty Interests        553,988    2,594   11,949     2,423


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



                                       I-4
PAGE>


Property Acquisitions


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

     The following acquisitions were made by the Company during 1997.

     Corinne acquisition. Royalty and mineral interest in 16 wells in Corinne Field, Monroe County, Mississippi, were purchased from one managed limited partnership for $78,750, effective December 1, 1997.

     Byrum B acquisition. An overriding royalty interest in the Byrum 1-28 well located in Ononadago Field, Ingham County, Michigan was purchased for $15,000 from one of the managed limited partnerships, effective December 1, 1997.

     Brighton acquisition. Working interests in 2 oil wells located in Brighton Field, Livingston County, Michigan were purchased for $23,520 from one of the managed limited partnerships.

     Elmac acquisition. A working interest in 3 wells in Otsego County, Michigan
     was  purchased  from  three  managed  limited   partnerships  for  $67,314,
     effective December 1, 1997.

     Speary acquisition. A working interest in 7 wells located in Karnes County, Texas were purchased from one of the managed limited partnerships for $55,000, effective December 1,1997.






                                       I-5
PAGE>


 Net Oil and Gas Production


     The following table shows for the years ended December 31, 1997, 1996 and 1995, the approximate production attributable to the Company's oil and gas interests including interests derived through the Company's interests in the Partnerships. The figures in the table represent "net production"; i.e., production owned by the Company or the Partnerships and produced to the Company's interest after deducting royalty and other similar interests. All production occurred in the United States.

                                             1997      1996         1995
                                          ---------- ----------   ----------
                                              (3)
Crude oil and condensate (Bbls)             277,229     177,793      200,778
Natural gas - leasehold or royalty (Mcf)  1,735,704   1,649,530    1,671,517
Natural gas liquids (Bbls) (1)               33,019      34,316       35,388
Natural gas - gas plant sales (Mcf) (1)     220,193     232,778      230,899

     The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, per barrel of natural gas liquids ("NGL"), per Mcf of gas plant gas sales and average production cost per unit produced for the years ended December 31, 1997, 1996 and 1995:


                                                    1997     1996       1995
                                                   ------   -------    ------

Average sales price per Bbl of crude oil and
condensate                                       $  17.20   $ 19.42   $ 15.82
Average sales price per Mcf of natural gas           2.49      2.32      1.64
Average production cost per equivalent barrel of
production                                           6.93      6.19      5.49
Average sales price per Bbl of NGL (1)              12.16     13.34      9.07
Average sales price per Mcf of gas plant gas (1)     2.73      1.96      1.51
Average production cost per equivalent Bbl of
NGL production (1)(2)                               11.35      9.10      6.89

     (1) Natural gas liquids production and gas plant gas sales were obtained through gas processing plant ownership rather than through leasehold ownership.

     (2) Includes cost of gas purchased at plants for processing.

     (3) The 1997 results includes the recognition of minority interest in Enex Consolidated Partners, L.P. on a fully consolidated basis after June 30, 1997.

                                       I-6
PAGE>

     The following table shows, as of December 31, 1997, the approximate number of gross and net producing oil and gas wells in which the Company own interests, including wells in which the Company's interest is derived through its interests in the Consolidated Partnership:

            Productive Oil Wells                  Productive Gas Wells

                Net Working      Net                  Net Working      Net
         Gross    Interest     Royalty         Gross    Interest     Royalty
         Wells      Wells       Wells          Wells      Wells       Wells

        11,145      80.180      4.723          1,147      53.657     15.573

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


Oil and Gas Reserves

     Proved oil and gas reserves reported herein for the Company are based primarily on engineering studies performed by the Company's engineering staff. Proved oil and gas reserves reported herein for the Partnerships and for the Company's share of such Partnership reserves are based primarily on engineering studies performed by the petroleum engineering consulting firm of H. J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenues, and all reserves may be subject to revision as more performance data becomes available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves has occurred since December 31, 1997.


Drilling Activities

     In 1997, the Company did not participate in any significant developmental drilling for its own account or as an operator of Partnership properties.

     In 1996, the Company and its affiliated Limited Partnerships participated in the drilling of twelve oil wells and six gas wells, all of which were successful. The Company owns a direct interest in two of the oil wells drilled - at SW Muldoon field, Fayette County, Texas and North Buck Draw field, Campbell County, Wyoming. In conjunction with the partnerships, three gas wells and one oil well were drilled at Sibley field, Webster Parish, Louisiana. Two oil wells were drilled in Oklahoma and the remainder of the wells drilled were located in various fields in Texas.

     In 1995, the Company did not participate in any significant developmental drilling for its own account or as an operator of Partnership properties.

                                       I-7
PAGE>


Current Activities

     The Company is continuing to acquire interests in producing oil and gas properties and to operate properties both for its own account and for its managed limited partnerships. In February 1998, the Company received a tender offer from Middle Bay Oil Company, Inc. ("MBOC") for all of the Company's outstanding shares at $15 cash, per share. This tender offer expired on March 20, 1998 and was accepted by approximately 79% of the common shareholders. As such, the control of the company will be assumed by MBOC at the closing of the tender offer on March 27, 1998.

Offices

     The Company's corporate headquarters are at 800 Rockmead Drive, Three Kingwood Place, Kingwood, Texas, where it leases 10,219 square feet of office space for itself and on behalf of Enex Securities Corporation.


Item 3.  Legal Proceedings

     The Company and one of its managed limited predecessor partnerships in which the Company owned general and limited partnership interests, were named as parties to a lawsuit filed by Texas Crude, Inc. ("Texas Crude"). Texas Crude sought to recover legal and other fees totaling $600,000. In August 1993, a judgement was granted in favor of Texas Crude for $414,203, plus interest by the 101st Judicial District Court of Texas. The Company appealed the verdict and filed a counterclaim for funds that were wrongfully withheld by Texas Crude. In December 1994, the Fifth District Court of Appeals reversed the judgement of the trial court and rendered judgement in favor of the Company and the Partnership. Accordingly, a receivable was established. In 1997, the Company recognized $58,810 of interest from the outstanding judgement which totaled $338,860 at December 31, 1997.

     There are no other material pending legal proceedings to which the Company or any of its subsidiaries are a party or to which any of their properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                       I-8
PAGE>

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


                                         1997                  1996
                                         ----                  ----
      Period                        High      Low         High       Low
      ------                        ----      ---         ----       ---
First Quarter . . . . . . . .      10 3/4    9 1/4        8 3/4     7 3/4
Second Quarter . . . . . . .       10 3/4    8 1/2       11 1/4       8
Third Quarter . . . . . . . .      12 7/8    9 1/2          10      8 1/4
Fourth Quarter . . . . . . .       13 1/4   10 1/4       10 1/2     8 1/8


Number of Equity Security Holders
                                                Number of Record Holders
                                                  (as of March 1, 1998)
      Title of Class
Common Stock ($.05 par value)                              863*

(*) Includes "nominee" or "street" name holders of record.


Dividends

     The Company paid semi-annual dividends in December and June of 1997 of $.15 per common share. In December 1997, the Company also paid an additional special dividend of $.10 per common share. As a result, the Company paid dividends totaling $.40 per common share in 1997. During 1996 and 1995, the Company paid dividends of $.25 and $.20 per common share, respectively. Although the Company has consistently paid dividends to its common shareholders, the payment of future dividends is uncertain due to the acquisition of the Company by Middle Bay Oil Company.

                                      II-1
PAGE>
Item 6. Managements Discussion and Analysis or Plan of Operation

Selected Financial Data

                          (Dollar amounts in thousands, except per share data)

Selected Statement of Operations Data         1997        1996     1995       1994      1993
                                           ---------   --------- ---------  -------    --------

    ....................................

Total revenues .........................   $  11,464   $   8,597  $ 7,950   $  6,871   $  6,247
Earnings (loss) before income taxes ....   $   1,982   $  (2,415) $   870   $    630   $    968
Net income (loss) ......................   $   1,966   $  (2,322) $ 1,269   $  1,051   $    932
Net income (loss) per basic share ......   $    1.45   $   (1.70) $  0.96   $   0.82   $   0.75
Net income (loss) per diluted share ....   $    1.45   $   (1.70) $  0.96   $   0.70   $   0.64
Cash dividend declared per   common share .$    0.40   $    0.25  $  0.20   $   0.20   $   0.19


Selected Balance Sheet Data

Total assets ...........................   $  20,002   $  15,075  $ 18,827   $19,236   $ 15,177
Long-term debt, excluding current
   maturities ..........................   $    --     $    --    $   --     $   974   $    259
Stockholders' equity ...................   $  13,428   $  12,763  $ 15,462   $14,214   $ 13,259
Stockholders' equity per share .........   $   10.04   $    9.40  $  11.69   $ 11.02   $  10.06
Statistical:
   Cumulative number of limited
     partnerships formed ...............          57         57        57         57       56
   Cumulative amount of limited
     partnership capital raised ........   $ 223,500   $ 223,500  $ 223,500  $223,500  $222,489
   Proved reserves at December 31:
     Barrels of oil (000's) ............       1,300         812       907     1,089      633
     Bcf of gas ........................       14.92       12.98     11.57     12.45     10.56
   Standardized measure of discounted
     future net cash flows of proved oil
     and gas reserves at December 31 ...   $  20,180   $  24,103  $ 15,179   $13,448    $10,718



---------------------------------------------------------------------------

     In 1997, Enex Resources Corporation ("Enex" or the "Company") recognized an increase in revenues and cash flows mainly due to increased interest in Enex Consolidated Partners L.P. Net gains from the sales of properties together with relatively lower operating expenses allowed Enex to increase net income by 24% from 1996, absent a $3.9 million impairment in 1996. Effective June 30, 1997, thirty-four of the Company's managed limited partnerships (the "Predecessor Partnerships") were consolidated to form Enex Consolidated Partners, L.P. (the "Consolidated Partnership"). In conjunction with the Consolidation, the Company converted its receivables from the limited partnerships and its capital interests in the Predecessor Partnerships into limited partner units in the Consolidated Partnership. As a result, Enex owns a 55.5% limited partnership interest in the Consolidated Partnership. As such, the results of operations and financial condition subsequent to June 30, 1997 have been fully consolidated in the attached financial statements and minority interest recognized. At December 31, 1997, Enex had a current ratio of 7.37 with no long-term debt.


                         Liquidity and Capital Resources

     Operating activities provided cash flow of $2,519,016 in 1997 as compared to $3,020,581 in 1996 and $2,541,845 in 1995. The lower cash flow in 1997 as compared to 1996 was primarily the result of an $860,422 decrease in accounts receivable in 1996 as compared to a similar decrease of $180,213 in 1995. The higher cash flows in 1996 as compared to 1995 were primarily the result of higher revenues.

     In 1997, the Company had no long term debt. In May 1996, the Company fully repaid its long-term debt with repayments of $850,000 in the first five months of 1996. The Company repaid a net of $1,074,000 of its long-term debt in 1995.

     In 1997, proceeds from the sales of property added $1,639,855 to the Company's cash flow. In 1996 and 1995, proceeds from the sale of property added $555,557 and $991,632, respectively. Receipts collected on notes receivable from managed limited partnerships added $16,902 and $49,816 in 1996 and 1995, respectively.

     A significant portion of Enex's cash flow has continued to be reinvested in oil and gas properties. A total of $758,585, $1,333,111 and $1,927,925 was used for the acquisition and development of oil and gas properties during 1997, 1996 and 1995, respectively. In 1997, $466,188 was used for the acquisition of oil and gas properties through the purchase of additional interests in the partnership. In 1997, the Company purchased royalty interests in 16 wells in Corinne Field, Monroe County, Mississippi for $78,750, an overriding royalty interest for $15,000 in the Byrum 1-28 well in Ononadago Field, Ingham County, Michigan and working interests in 2 wells in Brighton Field, Livingston County, Michigan for $23,520, 3 wells in Otsego County, Michigan for $67,314, and 7 wells in Karnes County, Texas for $55,000, all from managed limited partnerships. In 1996, Enex drilled eighteen developmental oil and gas wells, including, wells in the Sibley Field, Webster Parish, Louisiana, which added 750,000 MCF of gas equivalent to reserves. In 1995, Enex acquired royalty interests in the Gorman gas unit in Duval County, Texas, overriding royalty interests in four gas wells located in East Baton Rouge Parish, Louisiana and working interests in nine wells located in WWW Field, Ward County, Texas from managed limited partnerships for $660,290, $89,880 and $18,450, respectively.

     Enex increased its semi-annual dividend to its shareholders in December 1997 from $.15 per share to $.25 per share with the payment of a $.10 per share special dividend. The Company utilized $530,652 of cash flow to pay $.40 per share of dividends in 1997. In 1996 and 1995, the Company utilized $345,542 and $268,200, respectively, to pay dividends of $.25 and $.20 per share, respectively.

     In 1997, the Company continued its stock repurchase program, utilizing $1,375,637 to purchase 131,500 shares of its common stock. In 1996, the Company utilized $333,250 to purchase 34,494 shares of its common stock.

     As a result of the higher net income in 1997 and the recognition of minority interest in the Consolidated Partnership, working capital increased to $5,595,347 at December 31, 1997, from $3,969,402 at December 31, 1996. At
December 31, 1997, the Company's current ratio was 7.37 and it had no long-term debt.


                              Results of Operations

     In 1997, the Company recorded net income of $1,965,675 or $1.45 per share. This compares to a loss of $2,321,521 or $1.70 per share in 1996, and net income of $1,269,400 or $.96 in 1995. The loss in 1996 was a result of a $3,908,370 non-recurring impairment of property. Absent this impairment, the Company earned $1,586,849 in 1996. The increase in net income from 1996 to 1997 was primarily the result of increased revenues resulting form the conversion of receivable and capital balances into limited partnership interest in the Consolidated Partnership, coupled with relatively lower operating costs. Revenues and expenses shown in the accompanying financial statements record the Company and Enex Consolidated Partners, L.P. on a fully Consolidated basis subsequent to June 30, 1997.

     Oil, natural gas and gas plant sales were $10,095,642 in 1997, $8,202,331 in 1996 and $6,594,438 in 1995. Sales increased by $1,893,311 or 23% in 1997 from 1996. Oil sales increased by $1,316,289 or 38% in 1997 from 1996. A 56% increase in oil production increased oil sales by $1,931,047. This increase was partially offset by a 12% decrease the average oil sales price. Gas sales increased by $490,289 or 13%. A 5% increase in gas production increased sales by $199,924. A 7% increase in the average gas sales price increased gas sales an additional $290,365. Gas plant sales increased by $86,733 or 9%. A 15% increase in the average sales price of gas plant products increased sales by $128,976. This increase was partially offset by a 5% decrease in the production of gas plant products. The increases in oil and gas production were primarily the result of the recognition of the Consolidated Partnership on a fully Consolidated basis after June 30, 1997. The decrease in gas plant production was primarily due to natural production decline. The decrease in average oil sales prices corresponds with lower prices in the overall market for the sale of oil. The increases in the average gas and gas plant products sales prices correspond with higher prices in the overall markets for the sale of gas and gas plant products.

     Oil, natural gas and gas plant gas sales increased by $1,607,893 or 24% from 1995 to 1996. Oil sales increased $277,366 or 9% in 1996 from 1995. A 23% increase in the average oil sales price increased oil sales by $640,966. This increase was partially offset by an 11% decrease in oil production. Gas sales increased by $1,084,708 or 39% in 1996 from 1995. A 41% increase in the average gas sales price increased sales by $1,120,862. This increase was partially offset by a 1% decrease in gas production. Gas plant sales increased by 37% or $245,819. A 38% increase in the average sales price of gas plant products increased sales by $252,701. This increase was partially offset by a 1% decrease in the production of gas plant products. The decreases in production were primarily the result of natural production declines, partially offset by the development of eighteen oil and gas wells in 1996. The increases in average sales prices corresponded with higher prices in the overall market for the sale of oil, gas and gas plant products.

     Other revenues were a net $226,658 in 1997 as compared with $88,259 in 1996 and $687,401 in 1995. Such revenues included rig rental revenues of $83,239, $153,346 and $106,144 in 1997, 1996 and 1995, respectively. Also included in the 1997 amount were $50,000 for the sale of a drilling rig, and

$20,000 from a lawsuit settlement on the Dover Hennessey gas plant. Also included in 1996 and 1995 amounts were a net loss of $125,015 on the liquidation of managed partnerships and a $393,980 gain recognized from the early receipt of notes receivable in 1996 and 1995, respectively. The increase in other revenues in 1997 was primarily the result of the sale of the drilling rig. The decrease in other revenues in 1996 from 1995 was primarily due to the loss arising from the liquidation of managed limited partnerships in 1996 and the $393,390 gain recognized in 1995 on the collection of notes receivable. The receipt of unrecognized noted receivable was accelerated in 1995 as a result of the liquidation of four managed limited partnerships.

     General and administrative expenses increased to $2,061,090 in 1997 from $1,826,762 in 1996. In 1995, such expenses were $1,689,742. This represents an increase of $234,328 from 1996 to 1997. This increase was primarily the result of the recognition of minority interest in the Consolidated Partnership. The increase of $137,020 from 1995 to 1996 was primarily the result of the additional interests acquired in managed limited partnerships in 1996.

     Lease operating expenses were $3,455,717 in 1997 as compared to $2,490,701 in 1996 and $2,322,509 in 1995. Lease operating expenses increased by $965,016 or 39% from 1996 to 1997. The increase was primarily a result of the increased production, as noted above, resulting from the recognition of minority interest in the Consolidated Partnership. The increase of $168,192 or 7% from 1995 to 1996 was primarily the result of the increased production noted above.

     Depletion, depreciation and amortization expense ("DD&A") was $1,633,771 in 1997, $1,338,602 in 1996 and $1,909,857 in 1995. DD&A increased by $295,169 or
22% from 1996 to 1997. The changes in production, noted above, increased DD&A by $281,530. A 1% increase in the depletion rate increased DD&A by an additional $13,639. The increase in the DD&A rate in 1997 was primarily the result of a downward revision of the gas reserves during December 1997, partially offset by an upward revision of the oil reserves. DD&A decreased by $571,255 or 30% from 1995 to 1996. A 26% decrease in the depletion rate reduced DD&A by $476,636. The changes in production, noted above reduced DD&A by an additional $94,619. The decrease in the depletion rate was primarily the result of the recognition of a nonrecurring impairment of $3,908,370 in the first quarter of 1996, coupled with upward revisions of the oil and gas reserves during December 1996.

     In 1997, the Company earned $217,645 of net interest income as compared to $35,039 in 1996. The company incurred $117,062 of net interest expense in 1995. Net interest income increased in 1997 from 1996 due to the return on investment of excess cash during 1997. The higher interest expense in 1995 was due to the outstanding debt during 1995.

     The Company recognized deferred income tax expense of $16,082 in 1997. This compares to the recognition of deferred income tax credits of $92,981 and $399,658 in 1996 and 1995, respectively. The income tax expense represents the utilization of the Company's deferred tax asset in 1997. The income tax credits represent the recognition of a portion of the Company's deferred tax asset that is expected to be realized in future years. At December 31, 1997, the Company had a substantial deferred tax asset of $6,105,148. Due to uncertainties inherent in the oil and gas market, a valuation allowance reserved all but $725,328 of the asset.

                                 Future Outlook

     The Company does not anticipate that it will incur any significant expenditure to address Year 2000 issues, nor do Year 2000 issues represent a known material event or uncertainty to the Company. To the extent that the Company may be adversely affected by the Year 2000 issues of its suppliers, customers and other entities, the Company does not believe that it will be more adversely affected than other companies in its industry with similar operations.

     In 1997, Enex generated higher revenues and cash flows as result of obtaining a greater interest in the Consolidated Partnership. This allowed Enex to increase its cash position and working capital. During 1997, five partnerships were liquidated and the remaining thirty-four managed limited partnerships were combined to form one partnership, Enex Consolidated Partners L.P. This restructuring will allow a revamping of administrative processes, yielding further reductions in general and administrative expenses.

     In February 1998, Middle Bay Oil Company, Inc. ("Middle Bay"), an independent oil and gas producer, issued a tender offer to purchase all of the Company's outstanding common stock at $15 cash per share. The tender offer expired on March 20, 1998, with approximately 79% of the outstanding shares of common stock of the Company tendered to Middle Bay. The aggregate amount to be paid by Middle Bay will be $15,724,230 in cash, plus payments to holders of options to purchase 143,000 shares of Enex stock. As a result, Enex will become a subsidiary of Middle Bay upon the closing of the tender which is expected to be March 27, 1998.

     On March 17, 1998, the Enex Board of Directors took the following steps in order to facilitate Middle Bay's tender offer:

          (1) Added three (3) Middle Bay nominees to the Enex Board of Directors to facilitate the transfer of control of Enex to Middle Bay. The three new directors, whose appointment increased total board membership from six to nine members, are Middle Bay's President, John J. Bassett, its Vice President for Corporate Development, Stephen W. Herod, and one of its non-employee directors, Gary R. Christopher. Messrs. Bassett, Herod, and Christopher will hold office until the next annual meeting of Enex stockholders and until their successors are elected and qualified.

          (2) Approved the acquisition of the tendered shares of Enex common stock by Middle Bay pursuant to Section 203 of the Delaware General Corporation Law; and

          (3) Amended the Rights Agreement between Enex and its transfer agent, American Stock Transfer, Incorporated, dated September 4, 1990, as amended through April 12, 1994, to make the stock purchase rights created by the agreement inapplicable to transactions which are approved by Enex's Board of Directors and to increase the rights exercise price to $33.00 to reinstate the approximate ratio between the exercise price and the market price of Enex common stock, prior to Middle Bay's tender offer, to that which was in effect (approximately 3 to 1) when the rights were created.

     In addition, Gerald B. Eckley and the five other Enex directors elected by Enex's stockholders, Robert D. Carl, III, William C. Hooper, Jr., Martin J. Freedman, James T. Shorney, and Stuart Strasner (collectively, the "Incumbent Enex Directors") have tendered their resignations, effective upon the successful completion of the tender offer. As soon as possible, but not sooner than the tenth day after this Information Statement is mailed to all of the stockholders of Enex, Messrs. Bassett, Herod, and Christopher are expected to appoint four
(4) additional individuals to fill the vacancies caused by those resignations.

     According to information provided to Enex by Middle Bay, the source of the consideration to be paid for the shares of the tendering Enex stockholders is available cash and working capital and a drawdown of approximately $15,000,000 under Middle Bay's revolving credit facility with the Bank of Oklahoma, N.A. The loan requires Middle Bay to cause Enex, a subsidiary of Middle Bay, to become a party to and pledge certain of its assets as collateral under the credit facility. The loan agreement provides for a $50,000,000 convertible revolving line of credit pursuant to which the Bank, with other participating banks, shall extend from time to time loans to Middle Bay and its subsidiaries for Bank-approved purposes to the extent of Middle Bay's available "collateral borrowing base" as provided in the loan agreement. The collateral borrowing base is determined from time to time by the Bank based on evaluations of the oil and gas reserves attributable to Middle Bay's and its subsidiaries' interests in proven producing oil and gas properties. The extension of credit by the Bank to Middle Bay for the purpose of acquiring Enex shares was approved in light of the Bank's evaluation of Enex's proven producing reserves and their contribution to Middle Bay's bank borrowing base.

     The loans extended under the credit facility may convert to a 72 month term loan on or after March 31, 1998, payable in equal monthly payments of principal plus interest at variable rates at either bank prime or 1.75 - 2.00 points above the London Interbank Offered Rates quoted from time to time at the election of Middle Bay.

     Reference is made to Middle Bay's Offer to Purchase dated February 19, 1998 (the "Offer to Purchase") and the related Letter of Transmittal, which was provided to all Enex stockholders in February for additional information concerning Middle Bay, an oil and gas company engaged in the exploration for oil and gas in the United States, its tender offer, the letter of intent entered into between Enex and Middle Bay on January 29, 1998, and the "Board Action Condition" the steps taken by the Enex Board of Directors on March 17, 1998 was intended to satisfy.

     The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

Item 7.    Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT


Enex Resources Corporation:

          We have audited the accompanying consolidated balance sheets of Enex Resources Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Enex Resources Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enex Resources Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





          DELOITTE & TOUCHE LLP



          Houston, Texas
          March 25, 1998

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------

ASSETS                                                  1997           1996
                                                   ------------     ---------
CURRENT ASSETS:
  Cash and certificates of deposit ..............   $ 4,244,470   $ 1,862,281
Accounts receivable:
    Managed limited partnerships ................          --         522,283
    Oil and gas sales ...........................     1,587,400     1,242,923
    Joint owner .................................       144,038       178,291
  Prepaid expenses and other current assets .....       364,382       806,443
  Deferred tax asset ............................       133,703       105,464
                                                      ----------   -----------

Total current assets ............................     6,473,993     4,717,685
                                                      ----------   -----------

PROPERTY:
  Oil and gas properties (successful efforts
     accounting method)  Proved mineral interests
     and related equipment and facilities:
    Direct ownership ............................     8,005,331     9,391,245
    Derived from investment in managed
     limited partnerships .......................    11,906,965     9,130,403
  Furniture, fixtures and other (at cost) .......       368,780       350,019
                                                     -----------   -----------

Total property ..................................    20,281,076    18,871,667

Less accumulated depreciation,
  depletion and amortization ....................     7,344,892    10,438,886
                                                      ----------   -----------

Property, net ...................................    12,936,184     8,432,781
                                                     -----------   -----------

OTHER ASSETS:
  Receivable from managed limited partnerships ..          --       1,153,267
  Deferred tax asset ............................       591,625       635,947
  Other accounts receivable .....................          --         131,004
  Deferred organization expenses and other ......          --           4,694
                                                      -----------   ----------

Total other assets ..............................       591,625     1,924,912
                                                      ------------  ----------

TOTAL .........................................     $20,001,802  $ 15,075,378
                                                    ============ =============


See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY ...............       1997         1996
                                                           ----         ----

CURRENT LIABILITIES:
   Accounts payable ................................   $   878,646   $  748,283


COMMITMENTS AND
   CONTINGENT LIABILITIES ..........................          --            --
                                                        -----------   ---------

TOTAL LIABILITIES ..................................       878,646      748,283
                                                        -----------   ---------

MINORITY INTEREST ..................................     5,694,983    1,564,058
                                                         ----------   ---------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,794,912 shares issued at December 31, 1997
    and 1,684,412 shares issued at December 31, 1996        89,746       84,221
Additional paid-in capital .........................    10,727,972   10,127,747
Retained earnings ..................................     5,809,733    4,374,710
Less cost of treasury stock;
 458,040 shares at December 31, 1997 and
 326,540 shares at December 31, 1996 ...............    (3,199,278)  (1,823,641)
                                                      ------------- ------------

TOTAL STOCKHOLDERS' EQUITY .........................    13,428,173   12,763,037
                                                      ------------- ------------

TOTAL ..............................................  $ 20,001,802 $ 15,075,378
                                                      ============= ============










See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 1997
------------------------------------------------------------------------------

                                                 1997           1996            1995
                                               -------        -------           ----
REVENUES:
Oil and gas sales ......................   $  9,093,316    $  7,286,738    $  5,924,664
Gas plant sales ........................      1,002,326         915,593         669,774
Gain from sale of property .............        923,654         258,786         614,758
Other Income    ........................        226,658          88,259         687,401
Interest Income ........................        217,645          47,468          53,776
                                              ---------       ---------       ---------

Total revenues .........................     11,463,599       8,596,844       7,950,373
                                             ----------      ----------       ---------

EXPENSES:
General and administrative .............      2,061,090       1,826,762       1,689,742
Lease operating and other expenses .....      3,455,717       2,490,701       2,322,509
Gas purchases and
  plant operating expenses .............        791,403         664,990         503,438
Production taxes .......................        527,412         426,731         368,014
Depreciation, depletion and amortization      1,633,771       1,338,602       1,909,857
Impairment expense .....................           --         3,908,370            --
Interest expense .......................           --            12,429         170,838
                                              ---------       ---------       ---------

Total expenses .........................      8,469,393      10,668,585       6,964,398
                                              ---------       ---------       ---------

Earnings (loss) before minority interest
     and income taxes ..................      2,994,206      (2,071,741)        985,975

MINORITY INTEREST ......................     (1,012,449)       (342,761)       (116,233)
                                              ---------       ---------        ---------

Earnings (loss) before income taxes ....      1,981,757      (2,414,502)        869,742

INCOME TAX EXPENSE (CREDIT)
Deferred ...............................         16,082         (92,981)       (399,658)
                                               --------       ---------        ---------

NET INCOME (LOSS) ......................   $  1,965,675    $ (2,321,521)   $  1,269,400
                                              =========       =========       ==========

Basic Earnings (Loss) per Share ........   $       1.45    $      (1.70)   $       0.96
                                              =========       ==========       =========

Diluted Earnings (Loss) per Share ......   $       1.37    $      (1.70)   $       0.89
                                              =========       ==========       ==========

See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 1997
-----------------------------------------------------------------------------

                                      Common Stock           Additional
                                -------------------------
                                                               Paid-in       Retained     Treasury
                                  Shares         Amount        Capital       Earnings       Stock          Total
                                ----------   ------------    -----------   -----------    ----------    -----------

BALANCE,
  January 1, 1995 ..........     1,638,912    $    81,946    $ 9,814,064   $ 6,040,573   ($1,723,071)  $14,213,512

Exercise of stock options ..        15,000            750         45,750                                    46,500

Reissue 22,800 shares of
 Treasury stock through SPP                                       84,600                     116,400       201,000


Payment of $.20 per share
   cash dividend ...........                                                  (268,200)                   (268,200)

Net income .................                                                 1,269,400                   1,269,400
                               -----------    -----------    -----------   -----------   -----------    -----------
BALANCE,
 December 31, 1995 .........     1,653,912         82,696      9,944,414     7,041,773    (1,606,671)    15,462,212

Exercise of stock options ..        30,500          1,525        122,475                                    124,000

Reissue 22,800 shares of
  Treasury stock through SPP                                      60,858                     116,280        177,138

Purchase of 34,494 shares
 of Treasury stock .........                                                                 (333,250)     (333,250)

Payment of $.25 per share
  cash dividend ............                                                    (345,542)                   (345,542)

Net  (loss) ................                                                  (2,321,521)                  (2,321,521)
                               -----------    -----------    -----------      -----------  -----------    -----------
BALANCE,
  December 31, 1996 ........     1,684,412         84,221     10,127,747       4,374,710    (1,823,641)    12,763,037

Exercise of stock options ..       110,500          5,525        393,225                                      398,750

Stock options granted ......                                     207,000                                      207,000

Purchase of 131,500 shares
  of Treasury stock ........                                                                 (1,375,637)   (1,375,637)

Payment of $.40 per share
  cash dividend ............                                                     (530,652)                   (530,652)

Net income .................                                                    1,965,675                   1,965,675
                               -----------    -----------    -----------       -----------   -----------   -----------

BALANCE,
  December 31, 1997 ........     1,794,912    $    89,746    $10,727,972      $ 5,809,733   ($3,199,278)   $13,428,173
                               ===========    ===========    ===========       ===========   ===========    ===========

See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 1997
------------------------------------------------------------------------------

                                                                    1997          1996           1995
                                                                    ----          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...........................................   $ 1,965,675    $(2,321,521)   $ 1,269,400
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization ..................     1,633,771      1,338,602      1,909,857
  Impairment of property ....................................          --        3,908,370           --
  Increase in deferred tax asset ............................        16,082        (92,981)      (399,677)
  Noncash expense from options granted ......................       207,000           --             --
  Noncash expense from stock purchase plan ..................          --          177,138        201,000
  Net gain on sale of property ..............................      (923,654)      (258,786)      (614,758)
  Minority interest share of net income after distributions .      (402,893)      (107,126)      (226,600)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable ................       180,213        860,422      1,000,933
  (Increase) in prepaid expenses and other assets ...........       (91,988)      (337,372)      (277,380)
  (Decrease) in accounts payable ............................       (65,190)      (146,165)      (320,930)
                                                                    -------        -------        -------

Net cash provided by operating activities ...................     2,519,016      3,020,581      2,541,845
                                                                  ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property ...........................     1,639,855        555,557        991,623
   Property additions .......................................      (758,585)    (1,333,111)    (1,927,925)
   Decrease in notes receivable from managed limited partners          --           16,902         49,816
                                                                    -------      ---------        -------

Net cash provided (used) by investing activities ............       881,270       (760,652)      (886,486)
                                                                    -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt ................          --             --          260,000
    Repayment of long-term debt .............................          --         (850,000)    (1,334,000)
    Purchase of treasury stock ..............................    (1,375,637)      (333,250)          --
    Proceeds from exercise of stock options .................       398,750        124,000         46,500
    Payment of cash dividend ................................      (530,652)      (345,542)      (268,200)
                                                                    -------        -------        -------

Net cash used by financing activities .......................    (1,507,539)    (1,404,792)    (1,295,700)
                                                                  ---------      ---------      ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS ...................     1,892,747        855,137        359,659

Increase in cash from recognition of minority interest ......       331,649           --             --

Increase in cash from conversion of receivable to L.P. units        157,793           --             --

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR ...........................................     1,862,281      1,007,144        647,485
                                                                  ---------      ---------        -------

CASH AND CASH EQUIVALENTS AT END OF YEAR ....................   $ 4,244,470    $ 1,862,281    $ 1,007,144
                                                                  =========      =========      =========


SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest .................................................   $      --      $    12,429    $   176,089
   Income taxes .............................................   $      --      $      --      $      --
Noncash transactions:
   Sale of oil and gas property .............................   $      --      $      --      $   123,202
   Conversion of receivable to limited partner units ........   $ 2,420,858    $      --      $      --

See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1997

------------------------------------------------------------------------------



1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          General - Enex Resources Corporation ("Enex" or the "Company") acquires interests in producing oil and gas properties and sponsors and manages oil and gas income limited partnerships. At December 31, 1997, the Company served as managing general partner for one limited partnership, Enex Consolidated Partners, L.P (the "Consolidated
          Partnership"). The Consolidated Partnership owns $142 million, at cost, of proved oil and gas properties in which the Company has a 4.1% carries revenue interest as the general partner in addition to its proportional interest as a limited partner of 55.508%. The Consolidated Partnership was formed from thirty-four managed limited partnerships (the "Predecessor Partnerships") effective June 30, 1997 (the "Consolidation"). For the years ended December 31, 1995 and 1996 and for the first six months of 1997, the Company served as managing general partner for 39 publicly offered limited partnerships of Enex Program I Partners, L.P., Enex Oil & Gas Income Programs II, III, IV, V, VI, Enex Income and Retirement Fund, Enex 88-89 Income and Retirement Fund, and Enex 90-91 Income and Retirement Fund. In 1997, five of the Company's managed limited partnerships were liquidated.

          In addition to Partnership activities, the Company owns interests in 220 productive oil and gas properties for its own account, and is the operator of 98 properties. The total properties managed for its own account and the Consolidated Partnership include interests in more than 11,000 producing wells in 15 states.

          Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Enex Securities Corporation and Gulf-Tex Maintenance Corporation and Enex Consolidated Partners, L.P., and until June 30, 1997, the Company's pro rata share of the assets, liabilities, revenues and expenses of the managed limited partnerships in which it participated as the general partner. The Company used pro rata consolidation for those partnerships in which it owned less than a 50% interest and fully consolidates Partnerships in which it owns greater than 50% interest. In 1996, the Company owned greater than 50% of only one of the Partnerships that it managed at that time. Effective June 30, 1997, as a result of the Consolidation, the Company owned greater than 50% of the only partnership it managed. The equity of minority partners in Enex Consolidated Partners, L.P. is shown in the consolidated balance as "minority interest". All intercompany balances and transactions have been eliminated in consolidation.

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

          Accounts Receivable from Joint Owners - The Company, as operator for jointly-owned properties, bills joint owners monthly for cost expended by the Company for the joint owners' share of operating costs and capital expenditures.

          Other Accounts Receivable - The Company recorded, in consolidation, distributions to limited partnerships which exceeded their pro rata ownership percentage as other accounts receivable. Distributions to limited partners exceeded their pro rata ownership percentage when distributions to the general partner had been curtailed.

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

          The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
          Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. This standard requires the evaluation of oil and gas assets on an individual property basis versus a company-wide basis. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H.J. Gruy and Associates, Inc. ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company implemented SAS 121 and recognized a non-cash impairment provision of $3,908,370 for certain oil and gas properties and other assets due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

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


          Income Per Common Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share ("EPS"), which establishes standards for computing and presenting earnings per share. Earnings per share are to be presented in two forms, basic earnings per share and diluted earnings per share. Net income used in the computation of basic and fully diluted earnings per share is identical. The basic earnings per share is calculated using the weighted average number of common shares outstanding as the denominator, and the diluted earnings per share is calculated using the weighted number of common shares outstanding plus all dilutive common shares, as the denominator. Common share equivalents include common stock options. The weighted average number of shares used to compute basic and diluted earnings per common share was:

                                            Effect of
                            Basic     Dilutive Securities (1)      Diluted
                           -------    -----------------------     ---------
               1997       1,351,056           86,515              1,437,571

               1996       1,365,008           82,887              1,447,895 (2)

               1995       1,323,204           96,437              1,419,641

          (1)  Assumed issuance from conversion of stock options.

          (2) Options aree anti-dilutive in 1996, as such dilutive earnings per share is calculated using the basic weighted average shares.

          Managed Limited Partnerships - Effective June 30, 1997, the Company serves as the general partner to Enex Consolidated Partners, L.P. and also participates as a limited partner to the extent of limited partnership interests purchased directly by the Company. For the years ended December 31, 1995 and 1996 and for the first six months of 1997, the Company served as managing general partner for 39 publicly offered limited partnerships of Enex Program I Partners, L.P., Enex Oil & Gas Income Programs II, III, IV, V, VI, Enex Income and Retirement Fund, Enex 88-89 Income and Retirement Fund, and Enex 90-91 Income and Retirement Fund.

          The Company is entitled as general partner to 4.1% of partnership production revenues less 4.1% of partnership expenses, other than the costs of acquiring partnership properties. The Company recognizes its share of these net revenues as they are sold.

          In addition to the above, the Company is reimbursed for direct expenditures made on behalf of the partnership operations. Overhead billed to the managed limited partnerships, which was treated as a reduction in general and administrative expenses prior to consolidation, was $1,102,742, $1,818,685 and $1,783,373 in the six
          months ended June 30, 1997, and the years ended December 31, 1996 and 1995, respectively. General and Administrative expenses for the six months ended December 31, 1997 billed to the managed limited
          partnerships   reduced  minority  interest  share  of  net  income  by
          $227,910.

2.        COSTS REIMBURSABLE BY AND RECEIVABLE FROM MANAGED LIMITED
          PARTNERSHIPS

          Certain general and administrative costs are incurred by the Company on behalf of its managed limited partnerships. These costs are allocated to the partnerships in accordance with the Partnership

          Agreements and are reimbursed to the Company. Effective June 30, 1997, the Company converted its receivables from the Predecessor Partnerships totaling $2,420,858 into limited partner units in the Consolidated Partnership. Prior to the conversion of the receivable into limited partner units in conjunction with the Consolidation, the anticipated receipt of such receivables was scheduled in accordance with projected future net revenues and based upon historical collections. The receivables were classified as current or non-current in accordance with such projections.

3.        DEBT

          The long-term debt at January 1, 1996 consisted of a $850,000 loan from a bank under a $2.8 million revolving line of credit collaterized by substantially all of the assets of the Company. The bank loan bore interest at an average rate of 9.63% and 9.00% in 1995 and the first five months of 1996, respectively. The loan was completely repaid in the first five months of 1996. The Company maintains a $2.0 million line-of-credit to secure certain letters of credit for future plugging and abandoning obligations.


4.        INCOME TAXES

          Total income tax expense for 1997, 1996 and 1995 was different from the amount computed by applying the federal statutory income tax rate of 34% to earnings before income taxes for the following reasons:

                                                1997        1996        1995
                                             ---------   ---------    --------
Computed statutory tax expense               $ 673,797   $(820,931)   $295,712
Increase (reduction) in taxes resulting from:
   Increase (reduction) in
   recognized deferred tax asset              (727,041)    726,447    (697,250)
   Nondeductible Stock Option expense           70,380          -           -
   Other, net                                   (1,054)      1,503       1,880
                                               -------     -------     -------
Income tax expense (credit)                  $  16,082   $ (92,981)  $(399,658)
                                               =======      ======     =======

The components of income tax expense (credit) are as follows:

                                                1997         1996        1995
                                              -------    ----------   --------


   Income taxes currently payable             $   -      $     -      $    -
   Deferred income expense (credit)            16,082      (92,981)    (399,658)
                                               ------       ------      -------
Income tax expense (credit)                   $16,082    $ (92,981)   $(399,658)
                                               ======       ======      =======

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1997 and 1996 were as follows:


                                            December 31, 1997  December 31, 1996
                                            -----------------  -----------------


Difference between tax and book net property
basis                                                $   382,133    $   333,839
Difference between basis in managed limited
partnerships for financial reporting purposes and
income tax purposes                                    4,765,635      4,000,344
Intangible drilling costs which remain capitalized
for financial reporting purposes which were
deducted for federal income tax purposes                 (66,832)       (85,485)
Net operating loss carry forward                       1,015,224      1,129,347
 (expires 2009-2012)
Allowance for bad debts not yet recognized
for income tax purposes                                   72,940         61,997
Timing difference from lawsuit contingency               (63,952)       (51,471)
Other, net                                                  --            5,619

                                                     -----------    -----------
Gross deferred tax asset                               6,105,148      5,394,190
Valuation allowance                                   (5,379,820)    (4,652,779)
                                                     -----------    -----------
Net deferred tax asset recognized                    $   725,328    $   741,411
                                                     ===========    ===========


     The difference in basis of the managed limited partnerships is primarily the result of differences in the underlying properties of the partnerships. The valuation allowance reserves the net deferred tax asset due to uncertainties inherent in the oil and gas market. The Company estimated the amount of future tax benefit to be received from the deferred tax asset using estimated future net revenues and future tax expenses. The remaining amount of the gross deferred tax asset is reserved by a valuation allowance. The valuation allowance increased by $727,041 and $726,447 in 1997 and 1996, and decreased by 697,250 in 1995.

5.        NOTES RECEIVABLE FROM MANAGED LIMITED PARTNERSHIPS

          On August, 8, 1991, in conjunction with the EAC Acquisition the Company acquired notes receivable from certain partnerships. The notes, which accrued interest at prime plus three-fourths of one percent, were recorded at their discounted realizable value. The gain recognized from the early receipt of notes was $393,989 in 1995.

          On December 29, 1994, in order to partially finance the purchase of a property acquisition a managed limited partnership borrowed a net $60,572 from the Company. The resulting note receivable bore interest at the Company's borrowing rate of prime plus three-fourths of one percent, or a weighted average of 9.76% and 8.35% during 1996 and 1995 respectively. Principal payments of $31,049 and $29,523 were received on the note receivable in 1995 and 1996 respectively. The note was completely repaid in the fourth quarter of 1996.

6.        COMMON STOCK OPTIONS

          The Company has an incentive stock option plan and a nonqualified stock option plan, which authorize the issuance of options to purchase up to 362,000 shares of common stock to directors, officers and key employees. The Company has also granted options not covered by a plan. The options expire at various dates through 2007 and are exercisable at prices ranging from $3 - $9.875 per share. The following table summarizes the Company's stock option activity:

                             1997                 1996                1995

                            Number               Number               Number
                              of        Average    of      Average     of         Average
                            shares       price   shares     price     shares       price
                         -----------  ---------- -------- ---------- ---------  ----------
Outstanding, beginning      163,500    $ 4.95    194,000    $ 4.81   209,000    $ 4.69
of year
Expired                     (36,000)     3.75       --        --        --        --
Renewed                      36,000      3.75       --        --        --        --
Granted                     125,000      9.875      --        --        --        --
Exercised                  (110,500)     3.62    (30,500)     4.07   (15,000)     3.10

                           --------    --------- --------   -------  -------    ------
Outstanding, end of year    198,000    $ 9.25    163,500    $ 4.95   194,000    $ 4.81
                           ========    ======    ========   =======  ========    ======


          The Company recognizes compensation expense with respect to any nonqualified option pursuant to Accounting Principles Board (APB) Opinion No. 25 as the difference between the market price per share and the option price per share on the date of the grant. Accordingly, compensation expense of $207,000 was recognized upon the grant of options in the first quarter of 1997, no compensation expense was recognized in 1996 or 1995. The Company does not intend to adopt Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires an alternative method for measuring compensation cost. If adopted the net income in 1997 would have been reduced by $320,712 or $.24 per share. The market value was determined by utilizing the Black-Scholes model for determining option prices adjusted for the lack of marketability of the instruments. The provisions of the statement, if adopted, would not have affected reported amounts for net income (loss) per share in 1996 and 1995, since no options were granted.

          On May 19, 1992, the Company's shareholders approved the Enex Resources Corporation Employee Stock Purchase Program (the "SPP"). All full-time employees, officers and directors were eligible for participation in the SPP, which provided for the monthly contribution of shares of the Company's common stock equal to 50% of a participant's open market purchases of the Company's common stock for the preceding month (the "Stock Contribution"). The Stock Contribution was limited to a maximum of 2,500 shares per participant per SPP year. Each Stock Contribution, although immediately vested, was held in escrow for a six month holding period prior to its distribution to the participant. A total of 22,800 shares were contributed to participants in the SPP during both 1996 and 1995. The plan was discontinued in 1996. The Company recognized an expense of $177,138 and $201,000 from the SPP in 1996 and 1995, respectively.


7.        LEASE COMMITMENTS

          The Company is the lessee under noncancelable operating leases for office space and equipment. The following is a schedule of the Company's remaining future rental requirements under the leases as of December 31, 1997:

                             1998                               $ 159,375
                             1999                                  16,537
                             2000                                   5,083
                                                                --------------
                              Total payments required            $ 180,985
                                                                --------------
                                                                --------------


          Rent expense for all operating leases was $204,237, $213,459 and $211,038 for the years ended December 31, 1997, 1996 and 1995, respectively.


8.        LITIGATION SETTLEMENTS

          The Company and one of its managed limited predecessor partnerships, in which the Company owns general and limited partnership interests, were named as parties to a lawsuit filed by Texas Crude, Inc. ("Texas Crude"). Texas Crude sought to recover legal and other fees totaling $600,000. In August 1993, a judgement was granted in favor of Texas Crude for $414,203, plus interest by the 101st Judicial District Court of Texas.

          The Company appealed the verdict and filed a counterclaim for funds that were wrongfully withheld by Texas Crude. In December 1994, the Fifth District Court of Appeals reversed the judgement of the trial court and rendered judgement in favor of the Company and the partnership. Accordingly, a receivable was established. Interest on the ensuing receivable is accrued at 10% per annum. At December 31, 1997, the receivable was $338,860.

9.        COMMITMENTS AND CONTINGENT LIABILITIES

          Until June 30, 1997, the Company was committed to offer to repurchase the limited partners' interests in its managed limited partnerships formed under the Programs (except for Programs I, V and VI) at annual intervals. The purchase price was based primarily on reserve reports prepared by independent petroleum engineers, reduced by a risk factor. Generally, for the first three annual purchase offers after the formation of a partnership, the Company's annual repurchase obligation was limited to the lesser of 10% to 25% of initial partnership subscriptions or $1,000,000 per partnership. Effective June 30, 1997, the Company is committed to offer to purchase the limited partners' interests in the Consolidated Partnership at annual intervals. As of December 31, 1997, such commitments totaled
          $5,115,761. During 1997, 1996 and 1995, the Company paid cash to repurchase limited partner interests as follows:


                                      1997      1996       1995
                                   ---------  ---------  ---------
Program I                          $  9,569   $ 56,189   $ 43,409
Program II                           14,033     50,268     23,697
Program III                          10,004     42,748      8,544
Program IV                            9,418     10,166      7,847
Program V                            30,084     36,870     13,875
Program VI                           84,994      4,902        393
Income and Retirement Fund            4,029     26,911     12,232
88-89 Income and Retirement Fund      5,952      6,520      5,987
90-91 Income and Retirement Fund     10,529     19,694     10,563
Consolidated Partners, L.P.
                                    391,180       --         --

                                   --------   --------   --------
TOTAL                              $569,793   $254,268   $126,547
                                   ========   ========   ========

          As general partner, the Company is contingently liable for all debts and actions of the Consolidated Partnership. However, in management's opinion, the existing assets of the Consolidated Partnership is sufficient to satisfy any such partnership indebtedness.

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

10.       SUBSEQUENT EVENTS

          In February 1998, Middle Bay Oil Company, Inc. ("Middle Bay"), an independent oil and gas producer, issued a tender offer to purchase all of the Company's outstanding common stock at $15 cash per share. The tender offer expired on March 20, 1998, with approximately 79% of the outstanding shares of common stock of the Company tendered to Middle Bay. The aggregate amount to be paid by Middle Bay will be $15,724,230 in cash, plus payments to holders of options to purchase 143,000 shares of Enex stock. As a result, Enex will become a subsidiary of Middle Bay upon the closing of the tender which is expected to be March 27, 1998.

          On March 17, 1998, the Enex Board of Directors took the following steps in order to facilitate Middle Bay's tender offer:

          (1) Added three (3) Middle Bay nominees to the Enex Board of Directors to facilitate the transfer of control of Enex to Middle Bay. The three new directors, whose appointment increased total board membership from six to nine members, are Middle Bay's President, John J. Bassett, its Vice President for Corporate Development, Stephen W. Herod, and one of its non-employee directors, Gary R. Christopher. Messrs. Bassett, Herod, and Christopher will hold office until the next annual meeting of Enex stockholders and until their successors are elected and qualified.

          (2) Approved the acquisition of the tendered shares of Enex common stock by Middle Bay pursuant to Section 203 of the Delaware General Corporation Law; and

          (3) Amended the Rights Agreement between Enex and its transfer agent, American Stock Transfer, Incorporated, dated September 4, 1990, as amended through April 12, 1994, to make the stock purchase rights created by the agreement inapplicable to transactions which are approved by Enex's Board of Directors and to increase the rights exercise price to $33.00 to reinstate the approximate ratio between the exercise price and the market price of Enex common stock, prior to Middle Bay's tender offer, to that which was in effect (approximately 3 to 1) when the rights were created.

          In addition, Gerald B. Eckley and the five other Enex directors elected by Enex's stockholders, Robert D. Carl, III, William C. Hooper, Jr., Martin J. Freedman, James T. Shorney, and Stuart Strasner (collectively, the "Incumbent Enex Directors") have tendered their resignations, effective upon the successful completion of the tender offer. As soon as possible, but not sooner than the tenth day after this Information Statement is mailed to all of the stockholders of Enex, Messrs. Bassett, Herod, and Christopher are expected to appoint four (4) additional individuals to fill the vacancies caused by those resignations.

          According to information provided to Enex by Middle Bay, the source of the consideration to be paid for the shares of the tendering Enex stockholders is available cash and working capital and a drawdown of approximately $15,000,000 under Middle Bay's revolving credit facility with the Bank of Oklahoma, N.A. The loan requires Middle Bay to cause Enex, a subsidiary of Middle Bay, to become a party to and pledge certain of its assets as collateral under the credit facility. The loan agreement provides for a $50,000,000 convertible revolving line of credit pursuant to which the Bank, with other participating banks, shall extend from time to time loans to Middle Bay and its subsidiaries for Bank-approved purposes to the extent of Middle Bay's available "collateral borrowing base" as provided in the loan agreement. The collateral borrowing base is determined from time to time by the Bank based on evaluations of the oil and gas reserves attributable to Middle Bay's and its subsidiaries' interests in proven producing oil and gas properties. The extension of credit by the Bank to Middle Bay for the purpose of acquiring Enex shares was approved in light of the Bank's evaluation of Enex's proven producing reserves and their contribution to Middle Bay's bank borrowing base.

          The loans extended under the credit facility may convert to a 72 month term loan on or after March 31, 1998, payable in equal monthly payments of principal plus interest at variable rates at either bank prime or 1.75 - 2.00 points above the London Interbank Offered Rates quoted from time to time at the election of Middle Bay.

          Reference is made to Middle Bay's Offer to Purchase dated February 19, 1998 (the "Offer to Purchase") and the related Letter of Transmittal, which was provided to all Enex stockholders in February for additional information concerning Middle Bay, an oil and gas company engaged in the exploration for oil and gas in the United States, its tender offer, the letter of intent entered into between Enex and Middle Bay on January 29, 1998, and the "Board Action Condition" the steps taken by the Enex Board of Directors on March 17, 1998 was intended to satisfy.

ENEX RESOURCES CORPORATION

SUPPLEMENTARY OIL AND GAS INFORMATION
-------------------------------------------------------------------------------




Costs Incurred

The following costs were incurred in connection with the Company's oil and gas activities for the years ended December 31:


                                             1997       1996         1995
                                           --------  ----------  -----------

Acquisition of proved mineral interests
   and related equipment and facilities   $ 346,094   $ 205,955   $    411,545

Development costs                           412,491     502,071      1,516,380




Capitalized Costs

The following presents the Company's capitalized costs at December 31, relating to its oil and gas activities:

                                       1997                 1996
                                ----------------     ----------------

Proved mineral interests and
 related equipment and facilities   $ 19,912,296      $ 16,071,214

Accumulated depreciation,
 depletion and amortization            7,032,078         7,690,171

Proved Oil and Gas Reserves Quantities  (Unaudited)


The following presents an estimate of the Company's proved oil and gas reserve quantities. Oil reserves are stated in barrels and natural gas reserves in thousand cubic feet ("Mcf"). All of the Company's reserves are located within the United States.

                                                            Oil           Natural Gas
PROVED DEVELOPED AND UNDEVELOPED RESERVES:                (Barrels)         (Mcf)
                                                        -------------   --------------
January 1, 1995                                             1,089,187     12,446,039

     Revisions of previous estimates                           (6,586)       711,925
     Purchases of minerals in place                            31,887        727,929
     Sales of minerals in place                                (6,841)      (643,277)
     Production                                              (200,778)    (1,671,517)
                                                          -----------    -----------

December 31, 1995                                             906,869     11,571,099

     Revisions of previous estimates                           71,599      2,374,691
     Extensions and discoveries                                 3,840        740,853
     Purchases of minerals in place                            42,950        194,978
     Sales of minerals in place                               (35,535)      (251,188)
     Production                                              (177,793)    (1,649,530)
                                                          -----------    -----------

December 31, 1996                                             811,930     12,980,903

     Revisions of previous estimates                           49,386       (948,061)
     Additions from recognition of minority interest          456,027      2,617,242
     Purchases of minerals in place                           364,252      2,321,700
     Sales of minerals in place                              (104,810)      (320,521)
     Production                                              (277,229)    (1,735,704)
                                                          -----------    -----------

December 31, 1997                                           1,299,556     14,915,559
                                                          ===========    ===========

Minority Interest in Developed and Undeveloped Reserves       490,745      4,727,790
                                                          ===========    ===========

PROVED DEVELOPED RESERVES:

December 31, 1995                                             808,829     11,407,758
                                                          ===========    ===========

December 31, 1996                                             745,998     12,980,903
                                                          ===========    ===========

December 31, 1997                                           1,299,556     14,915,559
                                                          ===========    ===========

Minority Interest in Proved Developed Reserves                490,745      4,727,790
                                                          ===========    ===========

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves at December 31, 1997, 1996 and 1995 (Unaudited)
--------------------------------------------------------------------------------

The following presents the Company's  standardized  measure of discounted future
net  cash  flows  as  of  December   31:

                                                  1997            1996             1995
                                              -------------   -------------    -------------
Future cash inflows                           $  53,705,844    $ 69,214,417    $ 39,963,675
Future production and development costs         (19,580,026)    (20,231,158)    (15,363,195)
                                                ------------    ------------    ------------

Future net cash flows before income taxes        34,125,818      48,983,259      24,600,480

10% annual discount                             (13,945,849)    (20,570,795)     (9,421,006)

Future income taxes, net of 10%
    annual discount                                    --        (4,309,259)           --
                                                 ------------   ------------    -----------

Standardized measure of future
   discounted net cash flows of proved
   oil and gas reserves                          20,179,969    $ 24,103,205    $ 15,179,474
                                                 ============   ============    ============

Minority interest in standardized measure of
  future discounted net cash flows of proved
  oil and gas reserves                         $  7,133,423    $  4,695,294    $  2,783,461
                                                ============    ============    ============

The future net cash flows were computed using year-end prices and costs and year-end statutory tax rates that relate to proved oil and gas reserves in which the Company has an interest.

The following presents the principal sources of change in the standardized measure of discounted future net cash flows during 1997, 1996 and 1995:

                                                   1997            1996             1995
                                               -------------   -------------   -------------

Sales and transfers of oil and gas
   produced, net of production costs           $ (5,132,715)   $ (4,369,306)   $ (3,234,141)
Net changes in prices and  production
   costs                                        (12,777,615)     11,231,070       2,316,665
Purchases of minerals in place                    3,994,411         728,187         815,480
Extensions and discoveries, net of future
   production and development costs                    --         1,572,413            --
Sales of minerals in place                         (999,980)       (317,042)       (580,008)
Revisions of previous quantity estimates           (573,312)      4,426,533         582,703
Increase in reserves due to consolidation of
  managed limited partnerships                    4,782,640
Accretion of discount                             2,841,246       1,517,947       1,420,615
Net change in income taxes                        4,309,259      (4,309,259)        758,358
Changes in production rates (timing)               (367,170)     (1,556,812)       (347,989)
   and other
                                                 ------------    ------------    -----------

Change in standardized measure of
   discounted future net cash flows            $ (3,923,236)   $  8,923,731    $  1,731,683
                                                ============    ============    ============

          In addition to the above presented oil and gas reserves, the Company also has interests in certain gas processing plants and gas gathering systems. The total estimated future production of plant products is 138,083 barrels. The discounted future net cash flows (net of estimated future income taxes) relating to the Company's interests in these facilities are estimated to be approximately $112,004. The minority interest in this future production is 58,910 barrels and $47,784 of the discounted future net cash flows.

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

          Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


           Not applicable

                                    PART III

 -------------------------------------------------------------------------------
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          The Directors and executive officers of Enex are:

          Gerald B. Eckley. Mr. Eckley, age 71, has served as a Director, President and Chief Executive Officer of the Company since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972- 1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro-Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

          William C. Hooper, Jr. Mr. Hooper, age 60, has been a Director of the Company since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

          Stuart Strasner. Mr. Strasner, age 68, was a Director of the Company from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.


                                      III-1

          Martin J. Freedman. Mr. Freedman, age 73, was one of the Company's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin
     J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

          James Thomas Shorney. Mr. Shorney, age 72, has been a Director of Enex since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

          Robert D. Carl, III. Mr. Carl, age 44, was appointed a Director of Enex on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

          On January 4, 1996, the SEC filed a complaint in the United States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934
     ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. The SEC took the position that because Mr. Carl (1) provided substantial

                                      III-2
financial support to his mother, (2) commingled his mother's assets with his own, (3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.

     In response to the SEC's action, Mr. Carl disgorged to Health Images, Inc. approximately $92,400 in short-swing profits from the trading in his mother's account, plus interest thereon of approximately $52,600. The SEC further requested the court to impose a $10,000 civil penalty against Mr. Carl pursuant to Section 21(d)(3) of the Exchange Act. Without admitting or denying the allegations in the complaint, Mr. Carl consented to the entry of a final judgement imposing the $10,000 penalty. On January 12, 1996, a federal judge entered the final judgement in this matter, and Mr. Carl has since filed amended reports on Forms 4 and 5 reflecting these transactions in his mother's accounts.

     In relation to the same matter, the SEC has issued an administrative Order pursuant to Section 21C of the Exchange Act against Mr. Carl, finding that he violated Section 16(a) and the rules thereunder and requiring him to cease and desist from committing or causing any violation or future violation of those provisions. Without admitting or denying allegations in the SEC's Order, Mr. Carl consented to the entry of the Order.

     John J. Bassett. Mr. Bassett, age 39, is Middle Bay's President and Chief Executive Officer, a position he has held since 1992. Mr. Bassett has also served as the Chairman of the Board of Directors of Middle Bay since 1992. In March 1998, he was named to the board of directors of Enex. He has also served as President, chief executive officer and a director of Bay City Energy Group, Inc., a company that explores for oil and gas in the United States and is a principal shareholder of Middle Bay.

     Stephen W. Herod. Mr. Herod, age 39, currently serves as Vice President for Corporate Development and as director of Middle Bay, positions he has held since July 1997. In March 1998, he was named to the board of directors of Enex. From April 1992 to June 1997, Mr. Herod served as President of Shore Oil Company, a privately held independent exploration and production company, which was acquired by Middle Bay in June 1997.

     Gary R. Christopher. Mr. Christopher, age 48, is the Acquisition Coordinator for Kaiser-Francis Oil Company, a position he has held since February 1995. In March 1998, he was named to the board of directors of Enex. From January 1993 to February 1995, Mr. Christopher served as Senior Vice President and Manager of Energy Lending for the Bank of Oklahoma, which he continues to serve as a consultant. Mr. Christopher has been a director of Middle Bay since May 1997. He also serves on the board of Petrocorp Incorporated and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

     James A. Klein. Mr. Klein, age 35, joined the Company as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. In October 1997 he was appointed Chief Financial Officer, Treasurer and Secretary of Enex. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

                                      III-3

     Larry W. Morris. Mr. Morris, age 48, joined the Company as a Revenue Accountant in March 1984. In May 1986, he was appointed to Revenue Accounting Manager. In June 1990, he was appointed to Assistant Controller, then in October 1997 Mr. Morris was appointed Controller. From 1981 to 1984, Mr. Morris was employed with Inexco Oil Company as a revenue accountant. Prior to 1981, he was employed in various accounting positions. Mr. Morris holds a B.S. in accounting from Western Kentucky University.

     The following were chosen to be nominees to the Board of Directors of the Company in conjunction with the acquisition of the Company by Middle Bay.

     Frank E. Bolling, Jr. Mr. Bolling, age 39, is Vice President of Midstream Fuel Service, Inc. and its Pepco-Retail Division, a distributor for Chevron U.S.A., Inc. From 1993 to 1995, Mr. Bolling served as General Manager of the Dantzler Bulk Division of Fuel Services, Inc., a distributor for Chevron U.S.A., Inc. Mr. Bolling has been a director of Middle Bay since 1995.

     Alvin V. Shoemaker. Mr. Shoemaker, age 59, has been principally occupied for the past five years as a private investor. From 1986 to 1994, Mr. Shoemaker served as Chairman of the Board of Trustees of the University of Pennsylvania. He has also served as Vice Chairman of the Securities Industry Association, and as a director of Harcourt Brace Jovanovich, Royal Insurance of America, the Council on Foreign Relations and the Wharton School of Finance. Mr. Shoemaker has been a director of Middle Bay since July, 1997. He also serves on the Board of Hanover Compressor Co.

     Edward P. Turner, Jr. Mr. Turner is a managing partner of the law firm of Turner, Onderdonk, Kimbrough & Howell, P.A., of Chatom, Alabama, with which he has been associated for over 25 years. Mr. Turner has served as a director of Middle Bay since its inception in 1992. He is also a director of BCEG, Inc. and President and a director of ERW, Inc.

     C. J. Lett, III. Mr. Lett currently serves as Executive Vice President and as a director of Middle Bay, positions he has held since February, 1997. Mr. Lett also serves as President, chief executive officer and a director of Bison Energy Corporation, which he founded in and has served since 1981 and which was acquired by Middle Bay in February, 1997.


Item 10.    Executive Compensation

     There is shown below information concerning the annual and long-term compensation for services in all capacities to Enex for the fiscal years ended December 31, 1995, 1996 and 1997, of those persons who were (i) the chief executive officer and (ii) the other executive officers of Enex (the "Named Officers") who earned at least $100,000 during the fiscal year ended December 31, 1997:





                                      III-4


                           SUMMARY COMPENSATION TABLE

                                Annual Compensation    Long-Term Compensation
                                -------------------    ----------------------
                                                       Awards       Payouts
                                                       ------       -------
Name                                                   Shares       All
and                                                    Underlying   Other
Principal Position       Year    Salary     Bonus      Options    Compensation
-------------------------------------------------------------------------------------------------------------------
Gerald B. Eckley          1997   $240,000   $ 54,984     25,000   $ 370,000 (1)
President,                1996   $240,000   $ 53,000      - 0 -   $  23,368 (2)
Chief Executive Officer   1995   $240,000   $ 32,400      - 0 -   $  21,175 (2)


James A. Klein            1997   $ 71,167   $ 33,874     25,000   $  76,875 (1)
Controller


     (1) The amounts shown represent the value realized upon the exercise of options to purchase Enex common stock.

     (2)  The  amounts  shown   represent   the   aggregate   value  of  monthly
     contributions of shares of Enex's common stock equal to 50% of a participant's open market purchases of Enex's common stock for the preceding month (limited to a maximum of 2,500 shares per participant per year) pursuant to Enex's Employee Stock Purchase Program (the "Program"). All officers, directors and full-time employees were eligible to participate in the Program until it was terminated in 1996.

Option Grants

     On January 15, 1997 non-qualified options to purchase a total of 75,000 shares were awarded to three executive officers (including Mr. Eckley - 25,000 and Mr. Klein - 25,000) and options for an additional 10,000 shares were awarded to each of the Company's five non-employee directors. These options, which expire January 15, 2007, are exercisable at $9.875 per share, which was equal to the fair market value of the Company's Common Stock on the date of grant. All of the options were immediately exercisable. Mr. Eckley and Mr. Klein both received 33% of the total of such options granted to employees. Utilizing the Black-Scholes method of determining the market value of options, such options would be valued at $49,800 to both Mr. Eckley and Mr. Klein, assuming an expected life of ten (10) years, interest rate of 6.5%, volatility of 15%, a 3% dividend yield, and a 20% discount due to the lack of marketability of the options.

Option Exercises and Year-End Values

     Shown below is information concerning the exercise and year-end values of the options to purchase Enex's common stock granted in prior years for the Named Officers and held by them at December 31, 1997.




                                      III-5

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

                                             Number of Shares            Value of
                                           Underlying Unexercised     Unexercised In-the-Money
                Number of                Options at December 31, 1997 Options at December 31, 1997 (1)
              Shares Acquired    Value
Name            on Exercise    Realized  Exercisable  Unexercisable  Exercisable Unexercisable


Gerald B. Eckley     60,000   $370,000     35,000        -            $ 66,875     $  0

James A. Klein       12,500   $ 76,875     30,000        -            $ 50,625     $  0


          (1) The dollar values are calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at fiscal year-end.

Compensation of Directors

     During 1997, each non-employee director received $1,200 as compensation for each meeting which he attended in person and $1,800 per calendar quarter.

Employment Agreement

     The employment agreement between Enex and its founder and president, Gerald
B. Eckley, provides for a minimum salary of $200,000 per year for a five-year term beginning each May 19. Salary increases are at the discretion of the Board of Directors. Mr. Eckley's base salary was $240,000 in 1997. So long as Mr. Eckley is employed by Enex, the agreement will be automatically extended for an additional year every May 19 unless Mr. Eckley or the Board elects to terminate the automatic extension feature. The agreement provides for compensation continuation benefits in the event of Mr. Eckley's death or disability. If Mr. Eckley terminates the agreement following a change of control of Enex, for a breach of the material provisions of the agreement or because performance of his duties becomes hazardous to his health, he will remain entitled to the full base compensation then in effect, as severance pay, until the expiration of the agreement.

     Mr. Eckley and Middle Bay are expected to enter into a Consulting Agreement which will replace Mr. Eckley's employment agreement upon his resignation as Enex's president and chief executive officer, which is scheduled to occur on April 1, 1998. The terms of the Consulting Agreement have not yet been finalized but are expected to provide that Mr. Eckley will be paid $20,000 per month by Middle Bay for approximately four years. If the Consulting Agreement is not entered into, Mr. Eckley's employment agreement will continue in effect.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information related to this Item has been omitted pursuant to General Instruction E(3). Such information is incorporated herein by reference to the Proxy Statement for the 1998 Annual Meeting of Shareholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.


                                      III-6

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


                                      III-7

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

                                      III-8

                                   SIGNATURES


     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                     ENEX RESOURCES CORPORATION




March 25, 1998                                       By:  /s/  G. B. Eckley
                                                        ----------------------
                                                        G. B. Eckley, President


     In accordance with the Exchange Act, this report has been signed below on March 25, 1998, by the following persons in the capacities indicated.


ENEX RESOURCES CORPORATION             General Partner


By:  /s/ G. B. Eckley
   ----------------------
         G. B. Eckley                  President, Chief Executive
                                       Officer and Director



    /s/ James A. Klein
   ----------------------
        James A. Klein                 Secretary, Treasurer and Chief Financial
                                       Officer



    /s/ Larry W. Morris
   -----------------------
        Larry W. Morris                Controller and Chief Accounting Officer

             /s/ John Bassett
      ---------------------------------
                 John Bassett                       Director


             /s/ Robert D. Carl, III
      ---------------------------------
                 Robert D. Carl, III                Director


             /s/ Gary R. Christopher
      ---------------------------------
                 Gary R. Christopher               Director


             /s/ Martin F. Freedman
      ---------------------------------
                 Martin F. Freedman                 Director


             /s/ Stephen W. Herod
      ---------------------------------
                 Stephen W. Herod                   Director


             /s/ William C. Hooper, Jr.
      ---------------------------------
                 William C. Hooper, Jr.             Director


             /s/ James T. Shorney
      ---------------------------------
                 James T. Shorney                   Director


             /s/ Stuart Strasner
      ---------------------------------
                 Stuart Strasner                    Director