Form 10QSB
period 1998-03-31
ENEX RESOURCES CORP
filed 1998-05-15
CIK 314864

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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
       (State or other jurisdiction of        (I.R.S. Employee
        incorporation or organization)       Identification No.)

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

                                    Yes   No x

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                                   Outstanding at May  13, 1998
Common Stock, $.05 par value                            1,342,541

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                     MARCH 31,                 DECEMBER 31,
ASSETS                                                                                  1998                        1997
                                                                               ---------------------       ---------------------
                                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and certificates of deposit                                             $          4,698,211        $          4,244,470
  Accounts receivable:
    Oil and gas sales                                                                     1,129,345                   1,587,400
    Joint owner                                                                             146,924                     144,038
  Prepaid expenses & other current assets                                                   366,012                     364,382
  Deferred tax asset - current portion                                                      125,504                     133,703
                                                                               ---------------------       ---------------------

Total current assets                                                                      6,465,996                   6,473,993
                                                                               ---------------------       ---------------------

PROPERTY:
  Oil & gas properties (Successful efforts
     accounting method)  Proved mineral
     interests and related equipment & facilities:
    Direct ownership                                                                      8,014,564                   8,005,331
    Derived from investment in managed
     limited partnerships                                                                11,585,518                  11,906,965
  Furniture, fixtures and other (at cost)                                                   371,263                     368,780
                                                                               ---------------------       ---------------------

Total property                                                                           19,971,345                  20,281,076
                                                                               ---------------------       ---------------------

Less accumulated depreciation,
  depletion and amortization                                                              7,841,322                   7,344,892
                                                                               ---------------------       ---------------------

Property, net                                                                            12,130,023                  12,936,184
                                                                               ---------------------       ---------------------

OTHER ASSETS
  Deferred tax asset                                                                        686,525                     591,625
                                                                               ---------------------       ---------------------

TOTAL                                                                          $         19,282,544        $         20,001,802
                                                                               =====================       =====================





See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                       MARCH 31,                 DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                                     1998                        1997
                                                                                  --------------------       ---------------------
                                                                                      (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                                              $            700,153      $              878,646


COMMITMENTS AND
CONTINGENT LIABILITIES                                                                              -                           -
                                                                                 ---------------------     -----------------------

TOTAL LIABILITIES                                                                             700,153                     878,646
                                                                                 ---------------------       ---------------------

MINORITY INTEREST                                                                           5,544,206                   5,694,983
                                                                                 ---------------------     -----------------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   $5,000,000 shares authorized;
    no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,804,912 shares issued at March 31, 1998 and
    1,794,912 shares issued at December 31, 1997                                               90,246                      89,746
Additional paid-in capital                                                                 10,807,472                  10,727,972
Retained earnings                                                                           5,385,414                   5,809,733
Less cost of treasury stock;
  462,840 shares at March 31, 1998 and
  458,040 shares at December 31, 1997                                                      (3,244,947)                 (3,199,278)
                                                                                 ---------------------     -----------------------

TOTAL STOCKHOLDERS' EQUITY                                                                 13,038,185                  13,428,173
                                                                                 ---------------------     -----------------------

TOTAL                                                                            $          19,282,544      $           20,001,802
                                                                                 =====================     =======================














See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

(UNAUDITED)
                                                                                               THREE MONTHS ENDED
                                                                                      ---------------------------------------------
                                                                                          March 31,                      March 31,
                                                                                             1998                         1997
                                                                                      -----------------             ---------------

REVENUES:
  Oil and gas sales                                                                   $      2,104,602             $     1,699,330
  Gas plant sales                                                                               17,733                     347,786
  Gain from Sale of Property                                                                   671,923                     237,518
  Other revenues                                                                                 9,999                      25,508
                                                                                      -----------------            ----------------

Total revenues                                                                               2,804,257                   2,310,142
                                                                                      -----------------            ----------------

EXPENSES:
  General and administrative                                                                 1,416,407                     416,780
  Lease operating and other expenses                                                           898,608                     571,482
  Gas purchases and plant operating expenses                                                     3,997                     279,940
  Production taxes                                                                             100,046                     102,230
  Depreciation, depletion and amortization                                                     548,028                     235,893
                                                                                      -----------------             ---------------

Total expenses                                                                               2,967,086                   1,606,325
                                                                                      -----------------             ---------------

Earnings (loss) before minority interest
  and income taxes                                                                            (162,829)                    703,817
                                                                                      -----------------             ---------------

MINORITY INTEREST                                                                             (348,190)                   (184,144)
                                                                                      -----------------             ---------------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                           (511,019)                    519,673
                                                                                      -----------------             ---------------

INCOME TAX EXPENSE (CREDIT):
   Deferred                                                                                    (86,700)                     18,021
                                                                                      -----------------             ---------------

NET INCOME (LOSS)                                                                     $       (424,319)             $      501,652
                                                                                      =================             ===============

Basic Earnings (Loss) per Share                                                       $         (0.32)              $     0.37
                                                                                      =================             ===============

Diluted Earnings (Loss) per Share                                                     $         (0.32)              $     0.35
                                                                                      =================             ===============








See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

(UNAUDITED)                                                                                 THREE    MONTHS     ENDED
                                                                                 -----------------------------------------------

                                                                                     MARCH 31,                    MARCH 31,
                                                                                       1998                          1997
                                                                               -------------------            ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $         (424,319)            $         501,652
                                                                               -------------------            ------------------
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                                                548,028                       235,893
  (Increase) decrease in deferred tax asset                                               (86,700)                       18,021
  Gain from sale of property                                                             (671,923)                     (237,306)
  Minority interest share of net income after distributions                              (150,777)                     (118,362)

  Changes in assets and liabilities:
  Decrease in accounts receivable                                                         455,169                       573,841
  (Increase) in prepaid expenses & other assets                                            (1,630)                      (60,109)
  Increase (decrease) in accounts payable                                                (178,493)                      147,381
                                                                               -------------------            ------------------

Net cash provided (used) by operating activities                                         (510,645)                    1,061,011
                                                                               -------------------            ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                                       1,000,000                       440,000
   Property additions                                                                     (69,945)                      (42,102)
                                                                               -------------------            ------------------

Net cash provided by investing activities                                                 930,055                       397,898
                                                                               -------------------            ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                                            (45,669)                     (321,963)
    Proceeds from exercise of stock options                                                80,000                             -
                                                                               -------------------            ------------------

Net cash provided (used) by financing activities                                           34,331                      (321,963)
                                                                               -------------------            ------------------

NET INCREASE IN CASH                                                                      453,741                     1,136,946

CASH AT BEGINNING OF YEAR                                                               4,244,470                     1,862,281
                                                                               -------------------            ------------------

CASH AT END OF QUARTER                                                         $        4,698,211             $       2,999,227
                                                                               ===================            ==================




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED March 31, 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               General - Enex Resources Corporation (the "Company") acquires interests in producing oil and gas properties and sponsors and manages investment limited partnerships. As of March 31, 1998, the Company served as managing general partner for one partnership, Enex Consolidated Partners, L.P., which was formed, effective June 30, 1997, from the consolidation of 34 other managed limited partnerships. The Company has a 4.11% revenue interest as the general partner in addition to its proportional interest as a limited partner of 55.66%.

               Prior to the consolidation of the 34 partnerships into Enex Consolidated Partners, L.P., the Company recorded its interests in all of the partnerships except Enex Program I Partners, L.P. using the pro rata basis of accounting. The Company's interest in Enex Program I Partners, L.P. has been reflected as fully consolidated in the accompanying financial statements. The Consolidation of Enex Consolidated Partners, L.P. was recorded using the purchase accounting method; as such, assets are recorded at their fair market value. The Company's interest in Enex Consolidated Partners, L.P. is shown as fully consolidated on the accompanying balance sheet as of March 31, 1998.

               The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

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

                                         Basic             Diluted

Quarter ended March 31, 1998           1,342,541         1,433,147
Quarter ended March 31, 1997           1,433,291         1,433,291

2.       COMMITMENTS AND CONTINGENT LIABILITIES

               As general partner, the Company is contingently liable for all debts and actions of the managed limited partnership. However, in management's opinion, the existing assets of the limited partnership are sufficient to satisfy any such partnership indebtedness.

3.       INCOME TAXES

               The Company adopted Statement of Financial Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. In, the first quarter of 1998, the Company recognized a deferred tax credit of $86,700; in the first quarter of 1997, the Company recognized an expense of $18,020.

               Deferred income taxes reflect the net tax of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of March 31, 1998, are as follows:


Difference between tax and book net property basis                            $        351,103
Difference between basis in managed limited
partnerships for financial reporting purposes and income
tax purposes                                                                         4,652,396
Intangible drilling costs which remain capitalized for
financial reporting purposes which were deducted for
federal income tax purposes                                                            (66,832)
Timing difference from lawsuit contingency                                             (63,952)
Allowance for bad debts not yet recognized                                              72,940
for income tax purposes
Net operating loss carry forward (expires 2009 - 2011)                               1,159,493
                                                                        ----------------------
Gross deferred tax asset                                                             6,105,148
Valuation allowance                                                                 (5,293,119)
                                                                        ----------------------
Net deferred tax asset                                                         $       812,029
                                                                        ======================

               The valuation allowance reserves the net deferred tax asset at March 31, 1998 was due to uncertainties inherent in the oil and gas market. The Company estimated the amount of future tax benefit to be received from the deferred tax asset using estimated future net revenues and future tax expenses. The remaining amount of the gross deferred tax asset is reserved by a valuation allowance.

4.       TENDER OFFER

          On March 27, 1998, Middle Bay Oil Company, Inc. ("Middle Bay") acquired 1,064,432 shares of the common stock of Enex for $15 per share pursuant to Middle Bay's Tender Offer which began February 19,
          1998. The Enex shares acquired by Middle Bay represent 79.2% of the total outstanding Enex common stock.

Item 2.            Management's Discussion and Analysis or Plan of Operation

     In the first quarter of 1998, depressed oil and gas revenues resulting from lower oil and gas sales prices, coupled with the payment of $826,250 for former officers' and directors' options, resulted in a net loss to Enex. The Company reported a net loss of $424,319, or $.32 per share. In the first quarter of 1997, the Company earned net income of $501,652, or $.35 per share.


                         Liquidity and Capital Resources

     Lower oil and gas prices in the first quarter of 1998 decreased the Company's cash flow from operations. Cash flow used by operating activities was a negative $510,645 in the three months of 1998 as compared with $1,061,011 provided by operating activities in the same period of 1997. This represents a decrease of $1,571,656.

     The Company continued to purchase additional limited partnership interests and improve oil and gas properties. In the first three months of 1998, the Company used $69,945 to purchase interests in the Company's managed limited partnerships and improve its oil and gas properties versus similar expenditures of $42,102 in the first quarter of 1997. The Company also used $45,669 to purchase 4,200 shares of treasury stock and received $80,000 from the exercise of options for 10,000 shares in the first quarter of 1998.

     Working capital improved to $5,765,843 at March 31, 1998 versus $5,595,347 at December 31, 1997. At March 31, 1998, the Company's current ratio was
     9.24 to one and the Company had no long-term debt.

                              Results of Operations

     The Company reported a net loss in the first quarter of 1998 of $424,319, or $.32 per share. This net loss is due primarily to the lower oil and gas market prices experienced in the first quarter of 1998 coupled with the payment of $826,250 . In the first quarter of 1997, the Company reported net income of $501,652, or $.35 per share, which was primarily attributable to higher prices for oil and gas sales.

     Oil and gas sales were $2,104,602 in the first quarter of 1998 versus $1,699,330 in the corresponding period of 1997. This increase of $405,272 or 24% was due to increased oil and gas production due to the recognition of a larger minority interest as a result of the Consolidation. Oil revenues increased by $295,658 or 42% to $994,062 in the first quarter of 1998 from $698,404 in the first quarter of 1997. A 118% increase in oil production increased sales by $824,246. This increase was partially offset by a 35% decrease in the average oil sales price. The increase in oil production was primarily a result of the recognition of a larger minority interest as a result of the Consolidation. The decrease in the average oil sales price corresponds with lower prices in the overall market for the sale of oil. Gas revenues increased by $109,614 or (11%). A 35% increase in gas production increased sales by $360,159. This increase was partially offset with an 18% decrease in the average gas sales price. The increase in gas production was primarily a result of the recognition of a larger minority interest as a result of the Consolidation. The decrease in the average gas price corresponds with lower prices in the overall market for the sale of gas. Gas plant sales decreased to $17,733 in the first quarter of 1998 from $347,786 in the first quarter of 1997. This represents a decrease of $330,053 or 95%. This reduction in sales was due the sale of the Dover Hennessey Gas Plant by the Enex Consolidated Partners, L.P., which was effective January 1, 1998.

     Other revenues were $681,922 and $263,026 in the first quarter of 1998 and 1997, respectively. The increase was primarily due to a $671,923 gain recognized from the sale of the Dover Hennessey Gas Plant in the first quarter of 1998.

     General and administrative expenses were $1,416,407 in the first quarter of 1998 versus $416,780 in the first quarter of 1997. This represents an increase of $999,627 or 240%. This increase was primarily a result of an $826,250 payment to former officers' and directors' of the Company to pay off all of the outstanding options of the Company. The recognition of a larger minority interest as a result of the Consolidation also increased general and administrative expenses of the Company.


     Lease operating and other expenses were $898,608 and $571,482 in the first quarter of 1998 and 1997 respectively. This represents an increase of $327,126. The increase was primarily the result of the recognition of a larger minority interest due to the Consolidation.

     Depletion, depreciation and amortization expense increased from $235,893 in the first quarter of 1997 to $548,028 in the first quarter of 1998. This represents an increase of $312,149 or 132%. The increases in production, noted above, increased depreciation and depletion expenses by $96,502. An increase in the depletion rate increased depletion by an additional $215,647. The increase in the depletion rate was primarily due to a downward revision of the reserves during December 1997.

     In the first quarter of 1998, the Company recognized an income tax credit of $86,700 as compared to an expense of $18,021 in the first quarter of 1997. The credit was primarily a result of the Company's continued utilization of its deferred tax asset which resulted from the acquisition of properties with a higher tax basis. At March 31, 1998 the Company had a substantial deferred tax asset of $6,105,148. Due to uncertainties inherent in the oil and gas market, a valuation allowance reserved all but $812,029 of the net deferred tax asset.

                            Acquisition by Middle Bay

On March 27, 1998, Middle Bay Oil Company, Inc. ("Middle Bay") acquired 1,064,432 shares of the common stock of Enex for $15 cash per share pursuant to Middle Bay's Tender Offer which began February 19, 1998. The Enex shares acquired by Middle Bay represent 79.2% of the total outstanding Enex common stock. The management of Middle Bay and the Company are evaluating the Company's properties and cost structure and will reduce costs by eliminating redundant expenditures. Middle Bay is determining what steps will be taken to fully consolidate the Company into Middle Bay.

Middle Bay is an independent  oil and gas  exploration  and  production  company
headquartered  in  Houston,   Texas  with  operations  in  the  Gulf  Coast  and
Mid-Continent Regions.




 .

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

                   Not Applicable

Item 5.  Other Information.

                  Not Applicable

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits

               (2) Plan of Acquisition of the Company by Middle Bay Oil Co., Inc. Incorporated by reference to Middle Bay Oil Co., Inc.'s Tender Offer Statement on Schedule 14D-1, as amended with exhibits, dated February 19, 1998.

               (4)  (a)  Articles  Fourth,  Sixth,   Seventh,   Fourteenth,
               Fifteenth, Seventeenth and Twentieth of the Company's Certificate of Incorporation and Article II of the Company's By-Laws. Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, where the same appeared as part of Exhibits 3(a) and 3(b).

                    (b) Form of  Rights  Agreement,  as  amended  Marh 17,  1998 between the Company and American Securities Transfer, Incorporated as Rights Agent, which includes as exhibits thereto the Form of Rights Certificate and the Summary of Rights to Purchase Common Stock. Incorporated by reference to the Comapny's Current Report on Form 8-K, dated as of March 20, 1998, where the same appeared as Exhibit 1.

               (15)     Not Applicable

                  (18)     Not Applicable

                  (19)     Not Applicable

                  (20)     Not Applicable

                  (23)     Not Applicable

                  (24)     Not Applicable

                  (25)     Not Applicable

                  (28)     Not Applicable

         (b)      Reports on Form 8-K

     The Company filed an amendment of the Form of Rights Agreement dated as of March 17, 1998 on Form 8-K on March 20, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           ENEX RESOURCES CORPORATION
                                  (Registrant)





                             By: /s/ James A. Klein
                                 James A. Klein
                            Secretary, Treasurer and
                             Chief Financial Officer



                      May 13, 1998 By: /s/ Larry W. Morris
                                 Larry W. Morris
                              Controller and Chief
                               Accounting Officer