Form 10QSB
period 1998-06-30
ENEX RESOURCES CORP
filed 1998-08-14
CIK 314864

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

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

                    Issuer's telephone number (281) 358-8401

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       ---     ---

Transitional Small Business Disclosure Format (Check one):

                                   Yes      No  X
                                       ---     ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                          Class                Outstanding at August 11, 1998
                          -----                ------------------------------

           Common Stock, $.05 par value                   1,342,671

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                            JUNE 30,       December 31,
ASSETS                                                       1998             1997
------                                                    -----------      ------------
                                                          (UNAUDITED)
CURRENT ASSETS:
  Cash and certificates of deposit                        $ 1,415,625      $ 4,244,470
  Accounts receivable:
    Parent Company                                          3,000,000               --
    Oil and gas sales                                       1,033,441        1,587,400
    Joint owner                                                32,618          144,038
  Prepaid expenses and other current assets                   374,317          364,382
  Deferred tax asset - current portion                        125,505          133,703
                                                          -----------      -----------

TOTAL CURRENT ASSETS                                        5,981,506        6,473,993
                                                          -----------      -----------

PROPERTY:
  Oiland gas properties (successful efforts
     accounting method) Proved mineral
     interests and related equipment and facilities:
    Direct ownership                                        6,108,677        8,005,331
    Derived from investment in managed
     limited partnerships                                  11,449,630       11,906,965
  Furniture, fixtures and other (at cost)                     343,622          368,780
                                                          -----------      -----------

TOTAL PROPERTY                                             17,901,929       20,281,076

Less accumulated depreciation,
  depletion and amortization                                6,514,664        7,344,892
                                                          -----------      -----------

PROPERTY, NET                                              11,387,265       12,936,184
                                                          -----------      -----------

OTHER ASSETS:
  Deferred tax asset                                          686,525          591,625
                                                          -----------      -----------

TOTAL                                                     $18,055,296      $20,001,802
                                                          ===========      ===========



See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                   JUNE 30,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1998                1997
------------------------------------             ------------       ------------
                                                 (UNAUDITED)
CURRENT LIABILITIES:
   Accounts payable                              $    312,989       $    878,646

                                                 ------------       ------------
TOTAL CURRENT LIABILITIES                             312,989            878,646
                                                 ------------       ------------
COMMITMENTS AND
   CONTINGENT LIABILITIES                                  --                 --
                                                 ------------       ------------

TOTAL LIABILITIES                                     312,989            878,646
                                                 ------------       ------------

MINORITY INTEREST                                   4,963,033          5,694,983
                                                 ------------       ------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
  5,000,000 shares authorized;
  no shares issued
Common stock, $.05 par value;
  10,000,000 shares authorized;
   1,804,912 shares issued at June 30, 1998
    and at December 31, 1997                           90,246             89,746
Additional paid-in capital                         10,807,472         10,727,972
Retained earnings                                   5,126,503          5,809,733
Less cost of treasury stock;
    462,840 shares at June 30, 1998 and
    458,040 shares at December 31, 1997            (3,244,947)        (3,199,278)
                                                 ------------       ------------

TOTAL STOCKHOLDERS' EQUITY                         12,779,274         13,428,173
                                                 ------------       ------------

TOTAL                                            $ 18,055,296       $ 20,001,802
                                                 ============       ============








See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

(UNAUDITED)                                           QUARTER ENDED                   SIX MONTHS ENDED
                                                ---------------------------     ---------------------------

                                                  JUNE 30,        June 30,       JUNE 30,        June 30,
                                                    1998            1997           1998            1997
                                                -----------     -----------     -----------     -----------
REVENUES:
Oil and gas sales                               $ 1,877,367     $ 1,492,704     $ 3,981,969     $ 3,192,034
Gas plant sales                                           0         212,113          17,733         559,899
Gain from Sale of Property                         (230,834)             --         441,089              --
Other income                                         (1,409)         25,350           8,590         288,376
Interest income                                       3,632              --           3,632              --
                                                -----------     -----------     -----------     -----------

TOTAL REVENUES                                    1,648,756       1,730,167       4,453,013       4,040,309
                                                -----------     -----------     -----------     -----------

EXPENSES:
  General and administrative                        360,917         273,774       1,777,324         690,554
  Lease operating and other expenses                990,209         597,296       1,888,817       1,168,778
  Gas purchases and plant operating expenses          4,169         141,497           8,166         421,437
  Production taxes                                  104,896          79,102         204,942         181,332
  Depreciation, depletion and amortization          542,309         193,157       1,090,337         429,050
                                                -----------     -----------     -----------     -----------

Total expenses                                    2,002,500       1,284,826       4,969,586       2,891,151
                                                -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                                 (353,744)        445,341        (516,573)      1,149,158
                                                -----------     -----------     -----------     -----------

MINORITY INTEREST                                    94,833         (12,115)       (253,357)       (196,259)
                                                -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                  (258,911)        433,226        (769,930)        952,899

INCOME TAX EXPENSE (CREDIT):
   Deferred                                               0         (36,602)        (86,700)        (18,581)
                                                -----------     -----------     -----------     -----------

NET INCOME (LOSS)                               $  (258,911)    $   469,828     $  (683,230)    $   971,480
                                                ===========     ===========     ===========     ===========

BASIC EARNINGS (LOSS) PER SHARE                 $     (0.19)    $      0.36     $     (0.51)    $      0.73
                                                ===========     ===========     ===========     ===========

DILUTED EARNINGS (LOSS) PER SHARE               $     (0.19)    $      0.35     $     (0.51)    $      0.72
                                                ===========     ===========     ===========     ===========












See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

(UNAUDITED)                                                          SIX MONTHS ENDED
                                                               ---------------------------

                                                                 JUNE, 30        June 30,
                                                                   1998            1997
                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $  (683,230)    $   971,480
                                                               -----------     -----------
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Depreciation, depletion and amortization                      1,090,337         429,050
   Gain on sale of property                                       (441,089)       (243,246)
  (Increase) decrease  in deferred tax asset                       (86,702)        (18,581)
  Minority interest share of net income after distributions       (662,346)       (263,829)

CHANGES IN ASSETS AND LIABILITIES:
  (Increase) in accounts receivable-Parent                      (3,000,000)             --
  Decrease in accounts receivable                                  665,379       1,520,248
  (Increase) in prepaid expenses & other assets                     (9,935)        (80,132)
  (Decrease) in accounts payable                                  (565,657)       (486,409)
                                                               -----------     -----------

NET CASH PROVIDED  BY OPERATING ACTIVITIES                      (3,693,243)      1,828,581
                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                1,053,000         445,940
   Property additions                                             (222,933)       (125,804)
                                                               -----------     -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   830,067         320,136
                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                      (45,669)       (457,575)
   Proceeds from exercise of stock options                          80,000              --
                                                               -----------     -----------

NET CASH (USED) BY FINANCING ACTIVITIES                             34,331        (457,575)
                                                               -----------     -----------

NET INCREASE (DECREASE) IN CASH                                 (2,828,845)      1,691,142

CASH AT BEGINNING OF YEAR                                        4,244,470       1,862,281
                                                               -----------     -----------


CASH AT END OF PERIOD                                          $ 1,415,625     $ 3,553,423
                                                               ===========     ===========




See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE SIC MONTHS ENDED JUNE 30, 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General - Enex Resources Corporation (the "Company") acquires interests in producing oil and gas properties and sponsors and manages investment limited partnerships. As of June 30, 1998, the Company served as managing general partner for Enex Consolidated Partners, L.P. Enex Consolidated Partners, L.P. was formed, effective June 30, 1997, from the consolidation of 34 other managed limited partnerships. The Company has a 4.11% revenue interest as the general partner in addition to its proportional interest as a limited partner of 56.2%.

         Prior to the consolidation of the 34 partnerships into Enex Consolidated Partners, L.P., the Company recorded its interests in all of the partnerships except Enex Program I Partners, L.P. using the pro rata basis of accounting. The Company's interest in Enex Program I Partners, L.P. has been reflected as fully consolidated in the accompanying financial statements. The Consolidation of Enex Consolidated Partners, L.P. was recorded using the purchase accounting method; such assets are recorded at their fair market value. The Company's interest in Enex Consolidated Partners, L.P. is shown as fully consolidated on the accompanying balance sheet as of June 30, 1998.

         The interim financial information included herein is unaudited; however, such information reflects all adjustments (except for the impairment of assets, discussed in note 5, all such adjustments were normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

         Income Per Common Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share ("EPS"), which establishes standards for computing and presenting earnings per share. Earnings per share are to be presented in two forms, basic earnings per share and diluted earnings per share. Net income used in the computation of basic and fully diluted earnings per share is identical. The basic earnings per share are calculated using the weighted average number of common shares outstanding as the denominator, and the diluted earnings per share is calculated using the weighted number of common shares outstanding plus all dilutive common shares, as the denominator. Common share equivalents include common stock options. The weighted average number of shares used to compute basic and diluted earnings per common share was:

                                                        Basic       Diluted
                                                      ---------    ---------

                  Quarter ended June 30, 1998         1,342,671    1,342,671

                  Quarter ended June 30, 1997         1,317,951    1,337,413

                  Six months ended June 30, 1998      1,342,601    1,342,601

                  Six months ended June 30, 1997      1,330,702    1,341,001



2.       COMMITMENTS AND CONTINGENT LIABILITIES

         As general partner, the Company is contingently liable for all debts and actions of the managed limited partnerships. However, in management's opinion, the existing assets of the limited partnership are sufficient to satisfy any such partnership indebtedness.

3.       INCOME TAXES

         The Company adopted Statement of Financial Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. At June 30, 1998, the company estimates it had gross deferred tax assets of approximately $6,193,178. Due to the uncertainties in the oil and gas market, the Company has applied a valuation allowance of $5,381,148 against the gross deferred tax asset. The Company estimated the amount of future tax benefit to be received from the deferred tax asset using estimated future net revenues and future tax expenses. The remaining amount of the gross deferred tax asset is reserved by a valuation allowance.

4.       COMPANY SALE

         In February 1998, Middle Bay Oil Company, Inc.(Middle Bay), an independent oil and gas producer, announced a tender offer for all of the outstanding shares of Enex Resources Corporation, (the Company). The tender offer was accepted by a majority of Enex shareholders and was completed on March 27, 1998, whereas; Enex became a subsidiary of Middle Bay Oil Company.

5.       SUBSEQUENT EVENT

         On July 17, 1998, the Securities and Exchange Commission declared effective a registration statement filed under the Securities Act of 1933 for the merger of Enex Resources Corporation into Middle Bay Oil Company. A special meeting of the stockholders of Middle Bay Oil Company will be held on August 20, 1998. Middle Bay intends to issue common stock for the remaining shares of the Company that is not currently owned.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


In the first six months of 1998, lower oil and gas sale prices depressed oil and gas revenues. The Company reported a net loss of $683,230 or $.51 per share. In the first six months of 1997 the Company earned net income of $971,480 or $.73 per share.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities decreased to a negative $3,693,243 in the first six months of 1998 as compared to $1,828,581 in the first six months of 1997. This represents a decrease of $5,521,824. The primary reason for this decrease was an advance to the Parent Company (Middle Bay) in the amount of $3,000,000, coupled with overall lower oil and gas prices in the first six months of 1998.

The Company continued to purchase additional limited partnership interests and improve oil and gas properties. In the first six months of 1998, the Company used $89,624 to purchase interests in the Company's managed limited partnership.

Working capital improved to $5,668,517 at June 30, 1998 versus $5,595,347 at December 31, 1997. At June 30, 1998, the Company's current ratio was 19:1 and the Company had no long-term debt.


                              RESULTS OF OPERATIONS

The Company reported a net loss in the second quarter of 1998 of $258,911, or $.19 per share. This period net loss is due primarily to the lower oil and gas prices. In the second quarter of 1997 the Company reported net income of $469,828, or $.36 per share, which was primarily attributable to higher prices for oil and gas sales.

Oil and gas sales were $1,877,367 in the second quarter of 1998 versus $1,492,704 in the corresponding period of 1997. This increase of $384,663 or 26% was due to increased oil and gas production due to the recognition of a larger minority interest as a result of the Consolidation. Oil revenues increased to $849,906 from $703,742 in the second quarter of 1997. This is an increase of $146,164 or 21%. A 94% increase in oil production increased sales by $661,382. This increase was offset by a 38% decrease in the average oil sales price. The increase in oil production was primarily a result of the recognition of a larger minority interest as a result of the Consolidation. The decrease in the average oil sales price corresponds with lower prices in the overall market for the sale of oil. Gas revenues increased to $1,027,461 in the second quarter of 1998 from $788,962 in the second quarter of 1997. This is an increase of $238,499 or 30%. A 29% increase in gas production increased sales by $227,743. A 1% increase in gas sales price increased gas revenue by an additional $10,756. The increase in gas production was primarily a result of the recognition of a larger minority interest as a result of the Consolidation. The increase in the average gas price was due primarily to higher volume sales from properties with higher gas sales prices for the period.

There were no Gas plant sales for the second quarter of 1997 primarily due to the sale of the Dover Hennessey Gas Plant by the Enex Consolidated Partners, L.P., which was effective January 1, 1998.

Other revenues were negative $232,243 in the second quarter of 1998 verses $25,350 in the second quarter of 1997. The decrease was primarily due to a $ 167,302 loss recognized from the sale of the Corkscrew acquisition which was effective June 1, 1998.

General and administrative expenses were $360,917 in the second quarter of 1998 versus $273,774 in the second quarter of 1997. This represents an increase of $87,143 or 32%. This increase was primarily a result of the recognition of a larger minority interest as a result of the Consolidation.

Lease operating and other expenses were $990,209 and $597,296 in the second quarter of 1998 and 1997 respectively. This represents an increase of $392,913 or 66%. The increases were primarily the result of the recognition of a larger minority interest due to the Consolidation.

Depletion, depreciation and amortization expense increased from $193,157 in the second quarter of 1997 to $542,309 in the second quarter of 1998. This represents an increase of $349,152 or 181%. The increases in production, noted above, increased depreciation and depletion expenses by $137,317. An increase in the depletion rate increased depletion by an additional $211,835. The increase in the depletion rate was primarily due to a downward revision of the reserves at December 31, 1997.

In the first six months oil and gas sales were $3,981,969 in 1998 verses $3,192,034 in 1997. This represents an increase of $247,769 or 7%. Oil sales were $1,843,968 and $1,402,146 in 1998 and 1997 respectively. This represents an increase of $441,822 or 32%. A 105% increase in oil production increased oil sales by $1,469,880. This was offset by a 10% decrease in the average oil sales price. The increase in oil and gas production was primarily a result of the recognition of a larger minority interest as a result of the Consolidation. The decrease in the average oil and gas sales price corresponds with lower prices in the overall market for the sale of oil and gas. Gas plant sales were $17,733 in the first six months of 1998 verses $559,899 in the first six months of 1997. This decease was primarily due to the sale of the Dover Hennessey Gas Plant by the Enex Consolidated Partners, L.P., which was effective January 1, 1998.

Other revenues in the first six months of 1998 were $449,679 verses $288,376 in 1997. The increase is primarily due to the sale of the Dover Hennessey Gas Plant by the Enex Consolidated Partners, L.P., which was effective January 1, 1998.

General and administrative expenses were $1,777,324 in the first six months of 1998 verses $690,554 in the first six months of 1997. This increase was primarily a result of the recognition of a larger minority interest as a result of the Consolidation.

Lease operating expenses in the first six months of 1998 were $1,888,817 verses $1,168,778 in the first six months of 1997. This represents an increase of $720,039 or 62%. This increase was primarily a result of the recognition of a larger minority interest as a result of the Consolidation.

Depreciation, depreciation and amortization expense increased from $429,050 in the first six months of 1998 to $1,090,337 in the first six months of 1998. This represents an increase of $661,301 or 154%. The increase in production noted above increased expense by $150,919. An increase in the depletion rate increased expense by an additional $510,382. This increase was primarily a result of the recognition of a larger minority interest as a result of the Consolidation.


                                 FUTURE OUTLOOK

In February 1998, Middle Bay Oil Company, Inc., an independent oil and gas producer, announced a tender offer for all of the outstanding shares of Enex Resources Corporation, (the Company). The tender offer was accepted by a majority of Enex shareholders and was completed on March 27, 1998, whereas; Enex became a subsidiary of Middle Bay Oil Company.

On July 17, 1998, the Securities and Exchange Commission declared effective a registration statement filed under the Securities Act of 1933 for the merger of Enex Resources Corporation into Middle Bay Oil Company. A special meeting of the stockholders of Middle Bay Oil Company will be held on August 20, 1998. Middle Bay intends to issue common stock for the remaining shares of the Company that is not currently owned.

The completion of the consolidation of thirty-four partnerships and the merger of the Company into Middle Bay will simplified the Company's structure and will allow the Company to further reduce overhead charges. We continue to evaluate potential joint ventures or business combinations in order to maximize shareholder value.

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

               (15) Not Applicable

               (18) Not Applicable

                  (19)     Not Applicable

                  (20)     Not Applicable

                  (23)     Not Applicable

                  (24)     Not Applicable

                  (25)     Not Applicable

                  (27)     Financial Data Schedule (for SEC use only)

                  (28)     Not Applicable


         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            ENEX RESOURCES CORPORATION
                                                   (Registrant)





                                         By:    /s/ Frank C. Turner II
                                             --------------------------
                                                Frank C. Turner II
                                               Vice President, Chief
                                                 Financial Officer







August 11, 1998                          By:  /s/ Larry W. Morris
                                             --------------------------
                                               Larry W. Morris
                                                 Controller