Form 10QSB
period 1998-09-30
ENEX RESOURCES CORP
filed 1998-11-16
CIK 314864

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_______________to_______________

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

                                Yes x     No
                                   ---      ---

Transitional Small Business Disclosure Format (Check one):

                                Yes       No x
                                   ---      ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                     Class                   Outstanding at November 12, 1998
                     -----                   --------------------------------
         Common Stock, $.05 par value                    1,342,671

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS


                                                         SEPTEMBER 30,         DECEMBER 31,
ASSETS                                                        1998                 1997
------                                                   -------------         ------------
                                                          (UNAUDITED)
CURRENT ASSETS:
  Cash and certificates of deposit                        $ 1,741,556          $ 4,244,470
  Accounts receivable:
    Parent Company                                          4,263,470                   --
    Oil and gas sales                                         866,863            1,587,400
    Joint owner                                                29,686              144,038
  Prepaid expenses and other current assets                   387,047              364,382
  Deferred tax asset - current portion                        125,503              133,703
                                                          -----------          -----------

TOTAL CURRENT ASSETS                                        7,414,125            6,473,993
                                                          -----------          -----------

PROPERTY:
  Oil and gas properties (successful efforts
    accounting method) Proved mineral interest
    and related equipment and facilities:
    Direct ownership                                        3,717,542            8,005,331
    Derived from investment in managed
     limited partnerships                                  11,024,416           11,906,965
  Furniture, fixtures and other (at cost)                     345,919              368,780
                                                          -----------          -----------

TOTAL PROPERTY                                             15,087,877           20,281,076

Less accumulated depreciation,
  depletion and amortization                                4,851,006            7,344,892
                                                          -----------          -----------

PROPERTY, NET                                              10,236,871           12,936,184
                                                          -----------          -----------

OTHER ASSETS:
  Deferred tax asset                                          686,525              591,625
                                                          -----------          -----------

TOTAL                                                     $18,337,521          $20,001,802
                                                          ===========          ===========




See accompanying notes to financial statements.

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS


                                                             SEPTEMBER 30,          DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                             1998                   1997
------------------------------------                         -------------          ------------
                                                              (UNAUDITED)
CURRENT LIABILITIES:
   Accounts payable                                          $    545,449           $    878,646
                                                             ------------           ------------
TOTAL CURRENT LIABILITIES                                         545,449                878,646
                                                             ------------           ------------

COMMITMENTS AND
   CONTINGENT LIABILITIES                                              --                     --
                                                             ------------           ------------

TOTAL LIABILITIES                                                 545,449                878,646
                                                             ------------           ------------

MINORITY INTEREST                                               4,757,945              5,694,983
                                                             ------------           ------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
   no shares issued
Common stock, $.05 par value;
   10,000,000 shares authorized;
   1,804,912 shares issued at September 30, 1998
   and at December 31, 1997                                        90,246                 89,746
Additional paid-in capital                                     10,807,472             10,727,972
Retained earnings                                               5,381,356              5,809,733
Less cost of treasury stock;
   462,840 shares at September 30, 1998 and
   458,040 shares at December 31, 1997                         (3,244,947)            (3,199,278)
                                                             ------------           ------------

TOTAL STOCKHOLDERS' EQUITY                                     13,034,127             13,428,173
                                                             ------------           ------------

TOTAL                                                        $ 18,337,521           $ 20,001,802
                                                             ============           ============






See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION
STATEMENTS OF OPERATIONS


(UNAUDITED)                                               QUARTER ENDED                        NINE MONTHS ENDED
                                                  -----------------------------         -----------------------------
                                                  SEPTEMBER 30,   SEPTEMBER 30,         SEPTEMBER 30,   SEPTEMBER 30,
                                                       1998            1997                  1998            1997
                                                  -------------   -------------         -------------   -------------
REVENUES:
Oil and gas sales                                  $ 1,612,787     $ 2,867,931           $ 5,594,756     $ 6,059,965
Gas plant sales                                              0         187,731                17,733         747,630
Gain from Sale of Property                             648,555                             1,089,644              --
Other income                                             2,623         255,256                11,213         543,632
Interest income                                         63,702              --                67,334              --
                                                   -----------     -----------           -----------     -----------

TOTAL REVENUES                                       2,327,667       3,310,918             6,780,680       7,351,227
                                                   -----------     -----------           -----------     -----------

EXPENSES:
  General and administrative                           295,595         396,853             2,072,919       1,087,407
  Lease operating and other expenses                   981,365       1,141,603             2,870,182       2,310,381
  Gas purchases and plant operating expenses            50,666         172,406                58,832         593,843
  Production taxes                                      86,304         162,087               291,246         343,419
  Depreciation, depletion and amortization             497,353         455,383             1,587,690         884,433
                                                   -----------     -----------           -----------     -----------

Total expenses                                       1,911,283       2,328,332             6,880,869       5,219,483
                                                   -----------     -----------           -----------     -----------

INCOME BEFORE MINORITY INTEREST
  AND INCOME TAXES                                     416,384         982,586              (100,189)      2,131,744
                                                   -----------     -----------           -----------     -----------

MINORITY INTEREST                                     (161,531)       (515,557)             (414,888)       (711,816)
                                                   -----------     -----------           -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                      254,853         467,029              (515,077)      1,419,928

INCOME TAX EXPENSE (CREDIT):
   Deferred                                                 --         (38,871)              (86,700)        (57,452)
                                                   -----------     -----------           -----------     -----------

NET INCOME (LOSS)                                  $   254,853     $   505,900           $  (428,377)    $ 1,477,380
                                                   ===========     ===========           ===========     ===========

BASIC EARNINGS (LOSS) PER SHARE                    $      0.19     $      0.28           $     (0.32)    $      1.10
                                                   ===========     ===========           ===========     ===========

DILUTED EARNINGS (LOSS) PER SHARE                  $      0.26     $      0.23           $     (0.32)    $      0.89
                                                   ===========     ===========           ===========     ===========






See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS


(UNAUDITED)                                                               NINE MONTHS ENDED
                                                                  ---------------------------------
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                       1998                1997
                                                                  -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $  (428,377)        $ 1,477,380
                                                                   -----------         -----------
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation, depletion and amortization                          1,587,690             884,433
   Gain on sale of property                                         (1,089,644)           (244,333)
  (Increase) decrease in deferred tax asset                            (86,700)            (51,606)
  Minority interest share of net income after distributions           (862,580)           (260,580)

CHANGES IN ASSETS AND LIABILITIES:
  (Increase) in accounts receivable-Parent                          (4,263,470)                 --
  Decrease in accounts receivable                                      834,889           1,234,591
  (Increase) in prepaid expenses & other assets                        (22,665)            (88,129)
  (Decrease) in accounts payable                                      (333,197)           (597,928)
                                                                   -----------         -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           (4,664,054)          2,353,828
                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                    2,440,850             447,027
   Property additions                                                 (314,041)           (235,846)
                                                                   -----------         -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                     2,126,809             211,181
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                          (45,669)           (643,508)
   Payment of cash dividend                                                 --            (196,748)
   Proceeds from exercise of stock options                              80,000             398,750
                                                                   -----------         -----------

NET CASH (USED) BY FINANCING ACTIVITIES                                 34,331            (441,506)
                                                                   -----------         -----------

NET INCREASE (DECREASE) IN CASH                                     (2,502,914)          2,123,503

CASH AT BEGINNING OF YEAR                                            4,244,470           1,862,281
                                                                   -----------         -----------


CASH AT END OF PERIOD                                              $ 1,741,556         $ 3,985,784
                                                                   ===========         ===========






See accompanying notes to financial statements.

ENEX RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


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

         Prior to the consolidation of the 34 partnerships into Enex Consolidated Partners, L.P., the Company recorded its interests in all of the partnerships except Enex Program I Partners, L.P. using the pro rata basis of accounting. The Company's interest in Enex Program I Partners, L.P. has been reflected as fully consolidated in the accompanying financial statements. The Consolidation of Enex Consolidated Partners, L.P. was recorded using the purchase accounting method; such assets are recorded at their fair market value. The Company's interest in Enex Consolidated Partners, L.P. is shown as fully consolidated on the accompanying balance sheet as of September 30, 1998.

         The interim financial information included herein is unaudited; however, such information reflects all adjustments (except for the impairment of assets, discussed in note 5, all such adjustments were normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

         Income Per Common Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share ("EPS"), which establishes standards for computing and presenting earnings per share. Earnings per share are to be presented in two forms, basic earnings per share and diluted earnings per share. Net income used in the computation of basic and fully diluted earnings per share is identical. The basic earnings per share are calculated using the weighted average number of common shares outstanding as the denominator, and the diluted earnings per share is calculated using the weighted number of common shares outstanding plus all dilative common shares, as the denominator. Common share equivalents include common stock options. The weighted average number of shares used to compute basic and diluted earnings per common share was:


                                               Basic            Diluted
                                             ---------         ---------
Quarter ended September 30, 1998             1,342,671         1,456,289

Quarter ended September 30, 1997             1,373,586         1,689,634

Nine months ended September 30, 1998         1,342,671         1,342,671

Nine months ended September 30, 1997         1,344,452         1,660,500

2.       COMMITMENTS AND CONTINGENT LIABILITIES

         As general partner, the Company is contingently liable for all debts and actions of the managed limited partnerships. However, in management's opinion, the existing assets of the limited partnership are sufficient to satisfy any such partnership indebtedness.

3.       INCOME TAXES

         The Company adopted Statement of Financial Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. At September 30, 1998, the company estimates it had gross deferred tax assets of approximately $6,193,178. Due to the uncertainties in the oil and gas market, the Company has applied a valuation allowance of $5,381,150 against the gross deferred tax asset. The Company estimated the amount of future tax benefit to be received from the deferred tax asset using estimated future net revenues and future tax expenses. The remaining amount of the gross deferred tax asset is reserved by a valuation allowance.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


In the first nine months of 1998, lower oil and gas sale prices depressed oil and gas revenues. The Company reported a net loss of $428,377 or $.32 per share. In the first nine months of 1997 the Company earned net income of $1,477,380 or $1.10 per share.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities decreased to a negative $4,664,054 in the first nine months of 1998 as compared to $2,353,828 in the first nine months of 1997. This represents a decrease of $7,017,882. The primary reason for this decrease was an advance to the Parent Company (Middle Bay) in the amount of $4,263,470, coupled with overall lower oil and gas prices in the first nine months of 1998.

The Company continued to purchase additional limited partnership interests and improve oil and gas properties. In the first nine months of 1998, the Company used $94,478 to purchase interests in the Company's managed limited partnership.

Working capital improved to $6,868,676 at September 30, 1998 versus $5,595,347 at December 31, 1997. At September 30, 1998, the Company's current ratio was 14:1 and the Company had no long-term debt.


                              RESULTS OF OPERATIONS

The Company reported net income in the third quarter of 1998 of $254,853, or $.19 per share. This was primarily due to a $648,555 gain on the sale of property. In the third quarter of 1997 the Company reported net income of $505,900, or $.28 per share, which was primarily attributable to higher prices for oil and gas sales.

Oil and gas sales were $1,612,787 in the third quarter of 1998 versus $2,867,931 in the corresponding period of 1997. This decrease of $1,255,144 or 44% was due primarily to the depressed conditions in the oil and gas markets. Oil revenues decreased to $812,381 from $1,565,766 in the third quarter of 1997. This is a decrease of $753,385 or 48%. A 24% decrease in oil production decreased sales by $371,860. A 32% decrease in the average oil sales price decreased oil sales by an additional $381,525. The decrease in oil production was primarily a result of reduced demand during this period of lower oil prices. The decrease in the average oil sales price corresponds with lower prices in the overall market for the sale of oil. Gas revenues decreased to $800,406 in the third quarter of 1998 from $1,302,165 in the third quarter of 1997. This is a decrease of $501,759 or 39%. A 32% decrease in gas production decreased sales by $409,689. An 11% decrease in gas sales price decreased gas revenue by an additional $92,070. The decrease in gas production was primarily a result of reduced demand due to the market conditions for the sale of gas. The decrease in the average gas sales price corresponds with lower prices in the overall market for the sale of gas. There were no Gas plant sales for the third quarter of 1997 primarily due to the sale of the Dover Hennessey Gas Plant by the Enex Consolidated Partners, L.P., which was effective January 1, 1998.

Other revenues were $651,178 in the third quarter of 1998 verses $255,256 in the third quarter of 1997. The increase was primarily due to a $648,555 gain on the sale of properties effective September 1, 1998.

General and administrative expenses were $295,595 in the third quarter of 1998 versus $396,853 in the third quarter of 1997. This represents a decrease of $101,258 or 26%. This decrease was primarily a result of the Consolidation of Enex Consolidated Partners, LP.

Lease operating and other expenses were $981,365 and $1,141,603 in the third quarter of 1998 and 1997 respectively. This represents a decrease of $160,238 or 14%. The decrease was primarily the result of the sale of the Lake Decade and Mcbride acquisitions in 1997, and the decrease in production noted above.

Depletion, depreciation and amortization expense increased from $455,383 in the third quarter of 1997 to $497,353 in the third quarter of 1998. This represents an increase of $41,970 or 9%. The decreases in production, noted above, decreased depreciation and depletion expenses by $158,994. This was offset by an increase in the depletion rate, which increased depletion by $200,964. The increase in the depletion rate was primarily due to a downward revision of the reserves at December 31, 1997.

In the first nine months oil and gas sales were $5,594,756 in 1998 verses $6,059,965 in 1997. This represents a decrease of $465,209 or 8%. Oil sales were $2,656,349 and $2,967,912 in 1998 and 1997 respectively. This represents a decrease of $311,563 or 11%. A 34% increase in oil production increased oil sales by $1,004,812. This was offset by a 33% decrease in the average oil sales price which decreased oil sales by $1,316,375. Gas sales were $2,938,407 in 1998 verses $3,092,053 in 1997. This represents a decrease of $153,646 or 5%. A 3% increase in gas production increased gas sales by $96,782. This was offset by an 8% decrease in the average gas sales pricewhich reduced gas sales by $250,428. The increase in oil and gas production was primarily a result of the recognition of a larger minority interest as a result of the Consolidation. The decrease in the average oil and gas sales price corresponds with lower prices in the overall market for the sale of oil and gas. Gas plant sales were $17,733 in the first nine months of 1998 verses $747,630 in the first nine months of 1997. This decease was primarily due to the sale of the Dover Hennessey Gas Plant by the Enex Consolidated Partners, L.P., which was effective January 1, 1998.

Other revenues in the first nine months of 1998 were $1,100,857 verses $543,632 in 1997. The increase is primarily due to a $1,089,644 gain from the sale of properties in 1998.

General and administrative expenses were $2,072,919 in the first nine months of 1998 verses $1,087,407 in the first nine months of 1997. This increase was primarily a result of $826,250 in stock options exercised, for the sale of the Company in March 1998.

Lease operating expenses in the first nine months of 1998 were $2,270,182 verses $2,310,381 in the first nine months of 1997. This represents an increase of $559,801 or 24%. This increase was primarily a result of the recognition of a larger minority interest as a result of the Consolidation.


Depreciation, depreciation and amortization expense increased from $884,433 in the first nine months of 1998 to $1,587,690 in the first nine months of 1998. This represents an increase of $703,257 or 80%. The increase in production noted above increased expense by $12,921. An increase in the depletion rate increased expense by an additional $690,336. This increase was primarily due to a downward revision of the reserves at December 31, 1997.


                                 FUTURE OUTLOOK

In February 1998, Middle Bay Oil Company, Inc., an independent oil and gas producer, ("Middle Bay") announced a tender offer for all of the outstanding shares of Enex Resources Corporation, (the Company). The tender offer was accepted by a majority of Enex shareholders and was completed on March 27, 1998, whereas; Enex became a subsidiary of Middle Bay.

On July 17, 1998, the Securities and Exchange Commission declared effective a registration statement filed under the Securities Act of 1933 for the merger of Enex Resources Corporation into Middle Bay. A special meeting of the stockholders of Enex was held on August 20, 1998. At the meeting, Middle Bay declared to complete the proposed merger and entered into a merger termination agreement with the Company due to changed market conditions.

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

                  (23)     Not Applicable

                  (24)     Not Applicable

                  (25)     Not Applicable

                  (27)     Financial Data Schedule (for SEC use only)

                  (28)     Not Applicable

         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

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





                                    ENEX RESOURCES CORPORATION
                                    --------------------------
                                           (Registrant)




                                    By: /s/ Frank C. Turner II
                                       ------------------------
                                          Frank C. Turner II
                                        Vice President, Chief
                                          Financial Officer








November 12, 1998                     By: /s/ Larry W. Morris
                                         ---------------------
                                           Larry W. Morris
                                              Controller