Form 10KSB40/A
period 1997-12-31
ENEX RESOURCES CORP
filed 1998-11-20
CIK 314864

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-KSB/A

(Mark One)

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                       ---------------  ---------------
                          Commission file number 0-9378

                           ENEX RESOURCES CORPORATION
                 (Name of small business issuer in its charter)

              Delaware                                    93-0747806
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

     Speary acquisition. A working interest in 7 wells located in Karnes County, Texas were purchased from one of the managed limited partnerships for $55,000, effective December 1, 1997.

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

                                             1997      1996        1995
                                          ---------  ----------  ----------
                                              (3)

Crude oil and condensate (Bbls)             277,229     177,793     200,778
Natural gas - leasehold or royalty (Mcf)  1,735,704   1,649,530   1,671,517
Natural gas liquids (Bbls) (1)               33,019      34,316      35,388
Natural gas - gas plant sales (Mcf) (1)     220,193     232,778     230,899

     The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, per barrel of natural gas liquids ("NGL"), per Mcf of gas plant gas sales and average production cost per unit produced for the years ended December 31, 1997, 1996 and 1995:

                                                    1997     1996       1995
                                                 --------   -------   -------
Average sales price per Bbl of crude oil and
condensate                                       $  17.20   $ 19.42   $ 15.82
Average sales price per Mcf of natural gas           2.49      2.32      1.64
Average production cost per equivalent barrel of
production                                           6.93      6.19      5.49
Average sales price per Bbl of NGL (1)              12.16     13.34      9.07
Average sales price per Mcf of gas plant gas (1)     2.73      1.96      1.51
Average production cost per equivalent Bbl of
NGL production (1)(2)                               11.35      9.10      6.89

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

     In 1996, the Company and its affiliated Limited Partnerships participated in the drilling of twelve oil wells and six gas wells, all of which were successful. The Company owns a direct interest in two of the oil wells drilled at SW Muldoon field, Fayette County, Texas and North Buck Draw field, Campbell County, Wyoming. In conjunction with the partnerships, three gas wells and one oil well were drilled at Sibley field, Webster Parish, Louisiana. Two oil wells were drilled in Oklahoma and the remainder of the wells drilled were located in various fields in Texas.

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The principal market where the Company's common stock is traded is the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ").Price Range of Common Stock

     The following table shows the range of closing prices for the common stock in the over-the-counter market for each quarter during the Company's past two fiscal years, as reported by the NASDAQ National Market System. The quotations represent prices in the over-the-counter market between dealers in securities and do not include retail markup, markdown or commissions and do not necessarily represent actual transactions.

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

Item 6. Managements Discussion and Analysis or Plan of Operation

Selected Financial Data

              (Dollar amounts in thousands, except per share data)

Selected Statement of Operations Data         1997       1996         1995       1994      1993
                                            --------   ---------    --------   --------   --------
Total revenues ..........................   $ 11,464   $   8,597    $  7,950   $  6,871   $  6,247
Earnings (loss) before income taxes .....   $  1,982   $  (2,415)   $    870   $    630   $    968
Net income (loss) .......................   $  1,966   $  (2,322)   $  1,269   $  1,051   $    932
Net income (loss) per basic share .......   $   1.45   $   (1.70)   $   0.96   $   0.82   $   0.75
Net income (loss) per diluted share .....   $   1.45   $   (1.70)   $   0.96   $   0.70   $   0.64
Cash dividend declared per common share .   $   0.40   $    0.25    $   0.20   $   0.20   $   0.19
Selected Balance Sheet Data
Total assets ............................   $ 20,002   $  15,075    $ 18,827   $ 19,236   $ 15,177
Long-term debt, excluding current
   maturities ...........................   $     --   $      --    $     --   $    974   $    259
Stockholders' equity ....................   $ 13,428   $  12,763    $ 15,462   $ 14,214   $ 13,259
Stockholders' equity per share ..........   $  10.04   $    9.40    $  11.69   $  11.02   $  10.06
Statistical:
Cumulative number of limited
     partnerships formed ................         57          57          57         57         56
   Cumulative amount of limited
     partnership capital raised .........   $223,500   $ 223,500    $223,500   $223,500   $222,489
   Proved reserves at December 31:
     Barrels of oil (000's) .............      1,300         812         907      1,089        633
     Bcf of gas .........................      14.92       12.98       11.57      12.45      10.56
   Standardized measure of discounted
     future net cash flows of proved oil
     and gas reserves at December 31 ....   $ 20,180   $  24,103    $ 15,179   $ 13,448   $ 10,718

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

          DELOITTE & TOUCHE LLP


          Houston, Texas
          March 25, 1998

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------

ASSETS                                                    1997             1996
                                                       -----------      -----------
CURRENT ASSETS:
  Cash and certificates of deposit ..............      $ 4,244,470      $ 1,862,281
Accounts receivable:
    Managed limited partnerships ................               --          522,283
    Oil and gas sales ...........................        1,587,400        1,242,923
    Joint owner .................................          144,038          178,291
  Prepaid expenses and other current assets .....          364,382          806,443
  Deferred tax asset ............................          133,703          105,464
                                                       -----------      -----------
Total current assets ............................        6,473,993        4,717,685
                                                       -----------      -----------
PROPERTY:
  Oil and gas properties (successful efforts
     accounting method)  Proved mineral interests
     and related equipment and facilities:
    Direct ownership ............................        8,005,331        9,391,245
    Derived from investment in managed
     limited partnerships .......................       11,906,965        9,130,403
  Furniture, fixtures and other (at cost) .......          368,780          350,019
                                                       -----------      -----------
Total property ..................................       20,281,076       18,871,667

Less accumulated depreciation,
  depletion and amortization ....................        7,344,892       10,438,886
                                                       -----------      -----------
Property, net ...................................       12,936,184        8,432,781
                                                       -----------      -----------
OTHER ASSETS:
  Receivable from managed limited partnerships ..               --        1,153,267
  Deferred tax asset ............................          591,625          635,947
  Other accounts receivable .....................               --          131,004
  Deferred organization expenses and other ......               --            4,694
                                                       -----------      -----------
Total other assets ..............................          591,625        1,924,912
                                                       -----------      -----------
TOTAL ...........................................      $20,001,802      $15,075,378
                                                       ===========      ===========

See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                 1997               1996
                                                                  ------------       ------------
CURRENT LIABILITIES:
   Accounts payable ........................................      $    878,646       $    748,283

COMMITMENTS AND
   CONTINGENT LIABILITIES ..................................                --                 --
                                                                  ------------       ------------
TOTAL LIABILITIES ..........................................           878,646            748,283
                                                                  ------------       ------------
MINORITY INTEREST ..........................................         5,694,983          1,564,058
                                                                  ------------       ------------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
   no shares issued
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,794,912 shares issued at December 31, 1997
    and 1,684,412 shares issued at December 31, 1996 .......            89,746             84,221

Additional paid-in capital .................................        10,727,972         10,127,747
Retained earnings ..........................................         5,809,733          4,374,710
Less cost of treasury stock;
 458,040 shares at December 31, 1997 and
 326,540 shares at December 31, 1996 .......................        (3,199,278)        (1,823,641)
                                                                  ------------       ------------
TOTAL STOCKHOLDERS' EQUITY .................................        13,428,173         12,763,037
                                                                  ------------       ------------
TOTAL ......................................................      $ 20,001,802       $ 15,075,378
                                                                  ============       ============

See accompanying notes to consolidated financial statements
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 1997
------------------------------------------------------------------------------

                                                 1997                1996              1995
                                              ------------       ------------       -----------
REVENUES:
Oil and gas sales ......................      $  9,093,316       $  7,286,738       $ 5,924,664
Gas plant sales ........................         1,002,326            915,593           669,774
Gain from sale of property .............           923,654            258,786           614,758
Other Income ...........................           226,658             88,259           687,401
Interest Income ........................           217,645             47,468            53,776
                                              ------------       ------------       -----------
Total revenues .........................        11,463,599          8,596,844         7,950,373
                                              ------------       ------------       -----------
EXPENSES:
General and administrative .............         2,061,090          1,826,762         1,689,742
Lease operating and other expenses .....         3,455,717          2,490,701         2,322,509
Gas purchases and
  plant operating expenses .............           791,403            664,990           503,438
Production taxes .......................           527,412            426,731           368,014
Depreciation, depletion and amortization         1,633,771          1,338,602         1,909,857
Impairment expense .....................                --          3,908,370                --
Interest expense .......................                --             12,429           170,838
                                              ------------       ------------       -----------
Total expenses .........................         8,469,393         10,668,585         6,964,398
                                              ------------       ------------       -----------
Earnings (loss) before minority interest
     and income taxes ..................         2,994,206         (2,071,741)          985,975

MINORITY INTEREST ......................        (1,012,449)          (342,761)         (116,233)
                                              ------------       ------------       -----------
Earnings (loss) before income taxes ....         1,981,757         (2,414,502)          869,742

INCOME TAX EXPENSE (CREDIT)
Deferred ...............................            16,082            (92,981)         (399,658)
                                              ------------       ------------       -----------
NET INCOME (LOSS) ......................      $  1,965,675       $ (2,321,521)      $ 1,269,400
                                              ============       ============       ===========
Basic Earnings (Loss) per Share ........      $       1.45       $      (1.70)      $      0.96
                                              ============       ============       ===========
Diluted Earnings (Loss) per Share ......      $       1.37       $      (1.70)      $      0.89
                                              ============       ============       ===========


See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
                                      II-11

ENEX RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 1997
-------------------------------------------------------------------------------


                                                Common Stock           Additional
                                          -------------------------      Paid-in       Retained        Treasury
                                           Shares         Amount         Capital       Earnings          Stock            Total
                                          ---------    ------------    -----------    -----------     ------------     ------------
BALANCE,
  January 1, 1995 ....................    1,638,912    $     81,946    $ 9,814,064    $ 6,040,573     $ (1,723,071)    $ 14,213,512
Exercise of stock options ............       15,000             750         45,750                                           46,500

Reissue 22,800 shares of
 Treasury stock through SPP ..........                                      84,600                         116,400          201,000

Payment of $.20 per share
   cash dividend .....................                                                   (268,200)                         (268,200)

Net income ...........................                                                  1,269,400                         1,269,400
                                          ---------    ------------    -----------    -----------     ------------     ------------
BALANCE,
 December 31, 1995 ...................    1,653,912          82,696      9,944,414      7,041,773       (1,606,671)      15,462,212
Exercise of stock options ............       30,500           1,525        122,475                                          124,000

Reissue 22,800 shares of
  Treasury stock through SPP .........                                      60,858                         116,280          177,138

Purchase of 34,494 shares
 of Treasury stock ...................                                                                    (333,250)        (333,250)

Payment of $.25 per share
  cash dividend ......................                                                   (345,542)                         (345,542)

Net (loss) ...........................                                                 (2,321,521)                       (2,321,521)
                                          ---------    ------------    -----------    -----------     ------------     ------------
BALANCE,
  December 31, 1996 ..................    1,684,412          84,221     10,127,747      4,374,710       (1,823,641)      12,763,037

Exercise of stock options ............      110,500           5,525        393,225                                          398,750

Stock options granted ................                                     207,000                                          207,000

Purchase of 131,500 shares
  of Treasury stock ..................                                                                  (1,375,637)      (1,375,637)

Payment of $.40 per share
  cash dividend ......................                                                   (530,652)                         (530,652)

Net income ...........................                                                  1,965,675                         1,965,675
                                          ---------    ------------    -----------    -----------     ------------     ------------
BALANCE,
  December 31, 1997 ..................    1,794,912    $     89,746    $10,727,972    $ 5,809,733     ($ 3,199,278)    $ 13,428,173
                                          =========    ============    ===========    ===========     ============     ============


See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 1997
-------------------------------------------------------------------------------


                                                                                     1997               1996               1995
                                                                                  -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .........................................................       $ 1,965,675        $(2,321,521)       $ 1,269,400
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization ................................         1,633,771          1,338,602          1,909,857
  Impairment of property ..................................................                --          3,908,370                 --
  Increase in deferred tax asset ..........................................            16,082            (92,981)          (399,677)
  Noncash expense from options granted ....................................           207,000                 --                 --
  Noncash expense from stock purchase plan ................................                --            177,138            201,000
  Net gain on sale of property ............................................          (923,654)          (258,786)          (614,758)
  Minority interest share of net income after distributions ...............          (402,893)          (107,126)          (226,600)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable ..............................           180,213            860,422          1,000,933
  (Increase) in prepaid expenses and other assets .........................           (91,988)          (337,372)          (277,380)
  (Decrease) in accounts payable ..........................................           (65,190)          (146,165)          (320,930)
                                                                                  -----------        -----------        -----------
Net cash provided by operating activities .................................         2,519,016          3,020,581          2,541,845
                                                                                  -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property .........................................         1,639,855            555,557            991,623
   Property additions .....................................................          (758,585)        (1,333,111)        (1,927,925)
   Decrease in notes receivable from managed limited partners .............                --             16,902             49,816
                                                                                  -----------        -----------        -----------
Net cash provided (used) by investing activities ..........................           881,270           (760,652)          (886,486)
                                                                                  -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of long-term debt ..............................                --                 --            260,000
    Repayment of long-term debt ...........................................                --           (850,000)        (1,334,000)
    Purchase of treasury stock ............................................        (1,375,637)          (333,250)                --
    Proceeds from exercise of stock options ...............................           398,750            124,000             46,500
    Payment of cash dividend ..............................................          (530,652)          (345,542)          (268,200)
                                                                                  -----------        -----------        -----------
Net cash used by financing activities .....................................        (1,507,539)        (1,404,792)        (1,295,700)
                                                                                  -----------        -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS .................................         1,892,747            855,137            359,659
Increase in cash from recognition of minority interest ....................           331,649                 --                 --
Increase in cash from conversion of receivable to L.P. units ..............           157,793                 --                 --

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR .........................................................         1,862,281          1,007,144            647,485
                                                                                  -----------        -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..................................       $ 4,244,470        $ 1,862,281        $ 1,007,144
                                                                                  ===========        ===========        ===========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest ...............................................................       $        --        $    12,429        $   176,089
   Income taxes ...........................................................       $        --        $        --        $        --
Noncash transactions:
   Sale of oil and gas property ...........................................       $        --        $        --        $   123,202
   Conversion of receivable to limited partner units ......................       $ 2,420,858        $        --        $        --

See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1997
-------------------------------------------------------------------------------
1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                           Effect of
                            Basic     Dilutive Securities (1)      Diluted
                          ---------   -----------------------     ---------
               1997       1,351,056           86,515              1,437,571
               1996       1,365,008           82,887              1,447,895 (2)
               1995       1,323,204           96,437              1,419,641

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

4.        INCOME TAXES

          Total income tax expense for 1997, 1996 and 1995 was different from the amount computed by applying the federal statutory income tax rate of 34% to earnings before income taxes for the following reasons:

                                                                                      1997               1996               1995
                                                                                    ---------          ---------          ---------
Computed statutory tax expense ............................................         $ 673,797          $(820,931)         $ 295,712
Increase (reduction) in taxes resulting from:
   Increase (reduction) in
   recognized deferred tax asset ..........................................          (727,041)           726,447           (697,250)
   Nondeductible Stock Option expense .....................................            70,380                  -                  -
   Other, net .............................................................            (1,054)             1,503              1,880
                                                                                    ---------          ---------          ---------
Income tax expense (credit) ...............................................         $  16,082          $ (92,981)         $(399,658)
                                                                                    =========          =========          =========


The components of income tax expense (credit) are as follows:

                                                                                       1997               1996               1995
                                                                                    ---------          ---------          ---------
   Income taxes currently payable .........................................         $      --          $      --          $      --
   Deferred income expense (credit) .......................................            16,082            (92,981)          (399,658)
                                                                                    ---------          ---------          ---------
Income tax expense (credit) ...............................................         $  16,082          $ (92,981)         $(399,658)
                                                                                    =========          =========          =========

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1997 and 1996 were as follows:

                                                       December 31,     December 31,
                                                          1997              1996
                                                       -----------      -----------
Difference between tax and book net property
basis                                                  $   382,133      $   333,839
Difference between basis in managed limited
partnerships for financial reporting purposes and
income tax purposes                                      4,765,635        4,000,344
Intangible drilling costs which remain capitalized
for financial reporting purposes which were
deducted for federal income tax purposes                   (66,832)         (85,485)
Net operating loss carry forward                         1,015,224        1,129,347
 (expires 2009-2012)
Allowance for bad debts not yet recognized
for income tax purposes                                     72,940           61,997
Timing difference from lawsuit contingency                 (63,952)         (51,471)
Other, net                                                      --            5,619

                                                       -----------      -----------
Gross deferred tax asset                                 6,105,148        5,394,190
Valuation allowance                                     (5,379,820)      (4,652,779)
                                                       -----------      -----------
Net deferred tax asset recognized                      $   725,328      $   741,411
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

                             1997                   1996                   1995
                            Number                 Number                 Number
                              of       Average       of       Average       of       Average
                            shares      price      shares      price      shares      price
                           --------    -------    --------    -------    --------    -------
Outstanding, beginning      163,500    $  4.95     194,000    $  4.81     209,000    $  4.69
of year
Expired                     (36,000)      3.75          --         --          --         --
Renewed                      36,000       3.75          --         --          --         --
Granted                     125,000       9.875         --         --          --         --
Exercised                  (110,500)      3.62     (30,500)      4.07     (15,000)      3.10
                           --------    --------   --------    -------    --------    -------
Outstanding, end of year    198,000    $  9.25     163,500    $  4.95     194,000    $  4.81
                           ========    ========   ========    =======    ========    =======

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

7.        LEASE COMMITMENTS

          The Company is the lessee under noncancelable operating leases for office space and equipment. The following is a schedule of the Company's remaining future rental requirements under the leases as of December 31, 1997:

                     1998                               $ 159,375
                     1999                                  16,537
                     2000                                   5,083
                                                        ---------
                      Total payments required           $ 180,985
                                                        =========

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

ENEX RESOURCES CORPORATION SUPPLEMENTARY OIL AND GAS INFORMATION
-------------------------------------------------------------------------------

Costs Incurred

The following costs were incurred in connection with the Company's oil and gas activities for the years ended December 31:

                                              1997         1996          1995
                                            --------     --------     ---------
Acquisition of proved mineral interests
   and related equipment and facilities     $346,094     $205,955     $  411,545
Development costs                            412,491      502,071      1,516,380

Capitalized Costs

The following presents the Company's capitalized costs at December 31, relating to its oil and gas activities:

                                                                      1997               1996
                                                                  ------------       ------------
Proved mineral interests and
 related equipment and facilities                                 $ 19,912,296       $ 16,071,214
Accumulated depreciation,
 depletion and amortization                                          7,032,078          7,690,171

Proved Oil and Gas Reserves Quantities  (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities. Oil reserves are stated in barrels and natural gas reserves in thousand cubic feet ("Mcf"). All of the Company's reserves are located within the United States.

                                                                       Oil           Natural Gas
PROVED DEVELOPED AND UNDEVELOPED RESERVES:                          (Barrels)           (Mcf)
                                                                  ------------       ------------
January 1, 1995                                                      1,089,187         12,446,039

     Revisions of previous estimates                                    (6,586)           711,925
     Purchases of minerals in place                                     31,887            727,929
     Sales of minerals in place                                         (6,841)          (643,277)
     Production                                                       (200,778)        (1,671,517)
                                                                  ------------       ------------
December 31, 1995                                                      906,869         11,571,099

     Revisions of previous estimates                                    71,599          2,374,691
     Extensions and discoveries                                          3,840            740,853
     Purchases of minerals in place                                     42,950            194,978
     Sales of minerals in place                                        (35,535)          (251,188)
     Production                                                       (177,793)        (1,649,530)
                                                                  ------------       ------------
December 31, 1996                                                      811,930         12,980,903

     Revisions of previous estimates                                    49,386           (948,061)
     Additions from recognition of minority interest                   456,027          2,617,242
     Purchases of minerals in place                                    364,252          2,321,700
     Sales of minerals in place                                       (104,810)          (320,521)
     Production                                                       (277,229)        (1,735,704)
                                                                  ------------       ------------
December 31, 1997                                                    1,299,556         14,915,559
                                                                  ============       ============
Minority Interest in Developed and Undeveloped Reserves                490,745          4,727,790
                                                                  ============       ============
PROVED DEVELOPED RESERVES:

December 31, 1995                                                      808,829         11,407,758
                                                                  ============       ============
December 31, 1996                                                      745,998         12,980,903
                                                                  ============       ============
December 31, 1997                                                    1,299,556         14,915,559
                                                                  ============       ============
Minority Interest in Proved Developed Reserves                         490,745          4,727,790
                                                                  ============       ============

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves at December 31, 1997, 1996 and 1995 (Unaudited)
--------------------------------------------------------------------------------

The following presents the Company's standardized measure of discounted future net cash flows as of December 31:

                                                  1997               1996               1995
                                              ------------       ------------       -----------
Future cash inflows                           $ 53,705,844       $ 69,214,417       $39,963,675
Future production and development costs        (19,580,026)       (20,231,158)      (15,363,195)
                                              ------------       ------------       -----------
Future net cash flows before income taxes       34,125,818         48,983,259        24,600,480

10% annual discount                            (13,945,849)       (20,570,795)       (9,421,006)

Future income taxes, net of 10%
    annual discount                                     --         (4,309,259)               --
                                              ------------       ------------       -----------
Standardized measure of future
discounted net cash flows of proved
   oil and gas reserves                         20,179,969       $ 24,103,205       $15,179,474
                                              ============       ============       ===========
Minority interest in standardized measure of
  future discounted net cash flows of proved
  oil and gas reserves                        $  7,133,423       $  4,695,294       $ 2,783,461
                                              ============       ============       ===========

The future net cash flows were computed using year-end prices and costs and year-end statutory tax rates that relate to proved oil and gas reserves in which the Company has an interest.

The following presents the principal sources of change in the standardized measure of discounted future net cash flows during 1997, 1996 and 1995:

                                                  1997               1996              1995
                                              ------------       ------------       -----------
Sales and transfers of oil and gas
   produced, net of production costs          $ (5,132,715)      $ (4,369,306)      $(3,234,141)
Net changes in prices and  production
   costs                                       (12,777,615)        11,231,070         2,316,665
Purchases of minerals in place                   3,994,411            728,187           815,480
Extensions and discoveries, net of future
   production and development costs                     --          1,572,413                --
Sales of minerals in place                        (999,980)          (317,042)         (580,008)
Revisions of previous quantity estimates          (573,312)         4,426,533           582,703
Increase in reserves due to consolidation of
  managed limited partnerships                   4,782,640
Accretion of discount                            2,841,246          1,517,947         1,420,615
Net change in income taxes                       4,309,259         (4,309,259)          758,358
Changes in production rates (timing)              (367,170)        (1,556,812)         (347,989)
   and other
                                              ------------       ------------       -----------
Change in standardized measure of
   discounted future net cash flows           $ (3,923,236)      $  8,923,731       $ 1,731,683
                                              ============       ============       ===========

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

Item 10. Executive Compensation

     There is shown below information concerning the annual and long-term compensation for services in all capacities to Enex for the fiscal years ended December 31, 1995, 1996 and 1997, of those persons who were (i) the chief executive officer and (ii) the other executive officers of Enex (the "Named Officers") who earned at least $100,000 during the fiscal year ended December 31, 1997:

                                      III-4

                           SUMMARY COMPENSATION TABLE


                                Annual Compensation    Long-Term Compensation
                                -------------------    ----------------------
                                                       Awards       Payouts
                                                       ------       -------
Name                                                   Shares      All
and                                                    Underlying  Other
Principal Position       Year    Salary     Bonus      Options     Compensation
-------------------------------------------------------------------------------
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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the ownership of the Company's common stock held by (i) each person who owns of record or who is known by the Company to own beneficially more than 5% of such stock as of December 31, 1997, (ii) each of the directors of the Company as of December 31, 1997, (iii) each of the executive officers of the Company named in the Summary Compensation Table below as of December 31, 1997, and (iv) all of the Company's directors and executive officers as a group as of December 31, 1997. As of December 31, 1997, the Company had 1,323,328 shares of common stock issued and outstanding. The number of shares and the percentage of the class beneficially owned by the persons named in the table and by all directors and executive officers as a group is presented in accordance with Rule 13d-3 of the Securities and Exchange Commission (the "SEC") and includes, in addition to shares actually issued and outstanding, unissued shares which are subject to issuance upon exercise of options within 60 days. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all securities listed.

                                                        Number
                                                      of Shares
                                                     Beneficially    Percent
        Names and Addresses of Beneficial Owners        Owned        of Class

    FMR Corp.
    82 Devonshire Street
    Boston, MA 02109................................   144,300(1)     10.90%

    Franklin/Templeton
    Group of Funds
    777 Mariners Island Blvd.
    San Mateo, CA 94404.............................   128,100(2)      9.68%

    Directors and Executive Officers (3)
    Gerald B. Eckley................................   314,900        22.20%
    Robert D. Carl, III.............................    81,500         6.09%
    Robert E. Densford..............................    98,710         7.11%
    William C. Hooper, Jr. .........................    18,000         1.34%
    Martin J. Freedman..............................    42,000         3.14%
    James Thomas Shorney............................    15,000         1.12%
    Stuart Strasner.................................    15,000         1.12%
    Directors and Executive Officers
      as a group (8 persons).........................   636,060       39.66%

(1) FMR Corp. ("FMR") is a holding company one of whose principal assets is the capital stock of Fidelity Management and Research Company ("Fidelity"), the investment advisor to a large number of investment companies (the "Fidelity Funds"), including the Fidelity Low-Priced Stock Fund, which owns the shares shown in the table. FMR, through its control of Fidelity, and the Chairman of FMR each has sole power to dispose of such shares. Neither FMR nor its principal shareholder has the sole power to vote or direct the voting of such shares, which power resides with the Fidelity Funds' Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds' Board of Trustees. All information regarding FMR was obtained from Amendment No. 5 to Schedule 13G filed by FMR with the SEC on February 14, 1997.

(2) Franklin Resources, Inc. ("FRI"), a holding company whose subsidiaries include a bank, broker-dealers, and the investment advisors to a large number of investment companies (the "Franklin/Templeton Funds"), has reported that the above shares are held for the benefit of the Franklin Balance Sheet Investment Fund ("FBSIF"), which has the right to receive dividends on and the proceeds from the sale of such shares. FRI has reported that it has the sole power to vote, and shares with Franklin Advisors, Inc. (the investment advisor to FBSIF), the power to dispose of such shares. All information regarding FRI was obtained from Amendment No. 3 to Schedule 13G filed by FRI with the SEC on February 12, 1997.

(3) 800 Rockmead, Three Kingwood Place, Suite 200, Kingwood, TX 77339 is the address for all directors and executive officers. Actual ownership of outstanding shares, excluding unissued shares subject to options is as follows: Mr. Eckley - 219,900 shares, 16.62%; Mr. Carl - 66,500 shares, 5.03%; Mr. Densford - 33,710 shares, 2.55%; Mr. Freedman - 27,000 shares, 2.04%; all directors and executive officers as a group - 355,560 shares, 26.87%.

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

                                      III-8

                                   SIGNATURES

     In accordance with Rule 12b-15 of the Exchange Act, the registrant files the amended portions of this report and causes the same to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ENEX RESOURCES CORPORATION

November 20, 1998                                  By:  /s/  Frank C. Turner, II
                                                      --------------------------
                                                      Frank C. Turner, II
                                                      Vice President