Form 10KSB40
period 1998-12-31
ENEX RESOURCES CORP
filed 1999-04-15
CIK 314864

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          Commission file number 0-9378

                           ENEX RESOURCES CORPORATION
                 (Name of small business issuer in its charter)

                DELAWARE                                  93-0747806
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                                1221 LAMAR STREET
                                   SUITE 1020
                              HOUSTON, TEXAS 77010
               (Address of principal executive offices)(Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (713) 759-6808

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

      Revenues of the issuer for its most recent fiscal year are $7,394,035

         The aggregate market value of the voting stock held by non-affiliates based upon the closing price of the stock on April 5, 1999 of $3.50 was $434,675.

         As of April 5,1999, the issuer had 1,342,672 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Item 13(a) includes the Index of Exhibits to be filed with the Securities and Exchange Commission relative to this Report.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                           ENEX RESOURCES CORPORATION

ITEM NO.                     PART I                                                       PAGE
1                      Description of Business                                              I-1

2                      Description of Property                                              I-3

3                      Legal Proceedings                                                    I-6

4                      Submission of Matters to a Vote of Security Holders                  I-6


                            PART II

                            -------


5                      Market for Common Equity and
                       Related Stockholder Matters                                         II-1

6                      Management's Discussion and Analysis
                       and Results of Operations                                           II-1

7                      Financial Statements and Supplementary Data                         II-11

8                      Changes In and Disagreements With Accountants
                       on Accounting and Financial Disclosure                              II-12

                           PART III

                           --------


9                      Directors, Executive Officers, Promoters and
                       Control Persons; Compliance with Section 16(a)
                       of the Exchange Act                                                III-1

10                     Executive Compensation                                             III-3

11                     Security Ownership of Certain
                       Beneficial Owners and Management                                   III-5

12                     Certain Relationships and Related Transactions                     III-7

13                     Exhibits and Reports on Form 8-K                                   III-8

                       Signatures                                                           S-1

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

           Enex Resources Corporation ("Enex" or the "Company") was incorporated on August 17, 1979 in Colorado. On June 30, 1992, the Company reincorporated in Delaware. The Company is engaged in the business of acquiring interests in producing oil and gas properties. The Company's operations are concentrated in a single industry segment.

           The Company's principal executive office is maintained at 1221 Lamar Street, Suite 1020, Houston, Texas 77010. The telephone number at this office is (713) 759-6808. The Company has no regional offices.

           As of December 31, 1998, the Company employed 5 persons. Two of the employees are temporary.

           Since 1982, the Company has financed most of its oil and gas activities through the public sale of interests in limited partnerships formed to purchase and hold working interests and other operating and non operating interests in producing oil and gas properties (the "Partnerships"). From 1982 through 1994, the Company formed 56 limited partnerships with aggregate investor subscriptions of $224 million received from 69,139 investors, including reinvestors. Producing property acquisitions for those partnerships totaled approximately $201 million.

           During 1995 through 1997, eleven partnerships, with aggregate investor subscriptions totaling approximately $54 million were liquidated. Effective June 30, 1997, the remaining thirty-four partnerships were consolidated into Enex Consolidated Partners, L.P. (the "Consolidated Partnership"). The limited partners in the thirty-four partnerships were issued 1,102,631 units in the Consolidated Partnership. The Company's receivables and its general partner capital balances from the consolidated partnerships were converted into limited partner units in the Consolidated Partnership. These interests combined with the Company's limited partner interests in the consolidated partnerships gave the Company a 55.5% limited partner interest in the Consolidated Partnership, together with a 4.1% carried revenue interest as the general partner of the Consolidated Partnership. General and administrative savings and simplification, risk reduction, oil and gas reserve diversification and expansion were the primary reasons for the formation of the Consolidated Partnership. Subsequent to the formation of the Consolidated Partnership, the Company has acquired additional limited partner units such that its limited partner interest at October 1, 1998 was approximately 56.2%

           On February 19, 1998, Middle Bay Oil Company, Inc. ("Middle Bay") began a $15 per share cash tender offer for 100% of the outstanding common stock of the Company. Middle Bay is an independent oil and gas company, headquartered in Houston, Texas, engaged in the exploration, development and production of oil and gas in the contiguous United States. Middle Bay's common stock trades on the Nasdaq SmallCap Market. At the expiration of the tender offer on March 27, 1998, 1,064,432 common shares (79.2%) of the Company were tendered for an aggregate price of $15,966,480. After the close of the tender offer, the Company's officers and directors were replaced with the officers and directors of Middle Bay and the Company's headquarters were moved to Middle Bay's headquarters at 1221 Lamar Street, Suite 1020, Houston, Texas 77010.

           On November 27, 1998 Middle Bay filed with the Securities and Exchange Commission an offer to purchase 100% of the limited partners units of the Consolidated Partnership (the "Exchange Offer"). The Exchange Offer involved the issuance of 2,177,481 shares of Middle Bay Series C preferred stock (the "Series C") and payment of approximately $539,000 in cash in exchange for all of the outstanding limited partner units of the Consolidated Partnership, the transfer of the Consolidated Partnership's assets and liabilities to Middle Bay effective October 1, 1998, and the dissolution of the Consolidated Partnership. The Exchange Offer valued each Consolidated Partnership unit at $10.43 and the unitholders had the option of exchanging their units for the Series C (at a conversion ratio of 2.086 Series C shares for each of the total 1,102,631 outstanding Consolidated Partnership units) or exercising dissenters' rights and receiving a cash payment for their interests. The Company did not exercise its dissenters' rights and was issued 1,293,522 Series C shares for its limited partner interest in the Consolidated Partnership.

         The Series C entitles the holder to cash dividends at the rate of 10% per year (payable semi-annually on March 31 and September 30), a $5.00 per share liquidation preference and conversion, at any time, of each Series C share into one share of Middle Bay common stock. After January 1, 2000, Middle Bay may, at its option, redeem the Series C for the liquidation value plus accrued dividends. Middle Bay has applied to list the Series C on the NASDAQ Small Cap Market. Dividends began to accrue on December 30, 1998.

FORWARD-LOOKING STATEMENTS

         This document includes "forward-looking statements" within the meaning of various provisions of the Securities Act and Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this document that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion, and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding interest, belief or current expectations of the Company, its directors, or its officers regarding such matters. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in this document, general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Company, competitive actions by other oil and gas companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

COMPETITION, MARKETS AND REGULATION

         Competition in the exploration and property acquisition markets is intense. In seeking to obtain desirable Leases and exploration Prospects, the Company faces competition from both major and independent oil and gas companies, as well as from numerous individuals. Many of these competitors have substantial financial resources available to them, which makes for increased competition.

         The ability of the Company to market oil and gas from its wells will depend upon numerous factors beyond its control, including, but not limited to, the extent of domestic production and imports of oil and gas, the proximity of the Company's production to existing pipelines, the availability of capacity in such pipelines and state and federal regulation of oil and gas production. There is no assurance that the Company will be able to market all of the oil or gas produced by it or that favorable prices can be obtained for the oil and gas it produces. In view of the uncertainties affecting the supply and demand of oil and gas, the Company is unable to accurately predict future oil and gas prices and demand, or the overall effect they will have on the Company.

         Numerous federal and state laws and regulations affect the Company's operations. In particular, oil and gas production operations are affected by tax and other laws relating to the petroleum industry and any changes in such laws and regulations. Some of the rules and regulations carry substantial penalties for failing to comply. The regulatory burden on the oil and gas industry increases the Company's cost of doing business. The Company's activities are also subject to numerous federal, state and local environmental laws and regulations governing the discharge of materials. In most cases, the applicable regulatory requirements relate to water and air pollution control or solid waste management measures. The Company believes the recent trend toward stricter standards in environmental legislation, regulation and enforcement will continue. To date, these laws have not had a significant impact on the Company but no assurance can be given as to the effect of these laws on the Company in the future.

ITEM 2.  DESCRIPTION OF PROPERTY

OIL AND GAS PROPERTIES

           Until 1986, the Company had acquired most of its interests in producing oil and gas properties through purchases made by the Partnerships. Prior to 1995, the Partnerships acquired approximately $201 million of producing oil and gas properties. Effective June 30, 1997, thirty-four limited partnerships consolidated to form the Consolidated Partnership in which the Company, as general partner, owned a 4.1% interest in net revenues and gains generated by properties owned by the Consolidated Partnership in addition to a 56.2% limited partner interest. Effective October 1, 1998, the Company exchanged its general and limited partner interest in the Consolidated Partnership for Middle Bay Series C preferred stock. Due to this exchange, the Company no longer has an indirect ownership in the oil and gas reserves attributable to the Consolidated Partnership.

           Effective October 1, 1998, all of the oil and gas reserves owned by the Consolidated Partnership were transferred to Middle Bay. At December 31, 1998, the reserves attributable to the Company are those reserves owned directly by the Company.

           The producing oil and gas properties in which the Company owns interests are all located within the United States. The Company's interests in these properties at December 31, 1998 are summarized below:

                                           Developed Acres         Undeveloped Acres
                                           ---------------         -----------------
                                           Gross       Net         Gross         Net
                                           -----       ---         -----         ---
             Working Interests             5,962      2,476            0           0

             Royalty Interests               702         66            0           0

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

PROPERTY ACQUISITIONS

         No significant oil and gas acquisitions were made by the Company over the three year period 1996 through 1998.

NET OIL AND GAS PRODUCTION

           The following table shows for the years ended December 31, 1998, 1997 and 1996, the approximate production attributable to the Company's oil and gas interests including interest derived through the Company's interests in the Partnerships. The production for the years ended December 31, 1996 and 1997 include production from the reserves owned directly by the Company and from reserves owned indirectly by the Company through its general and limited partner interests in the Partnerships. The production for the year ended December 31, 1998 includes production from the reserves owned directly by the Company and from reserves owned indirectly by the Company through its general and limited partner interests in the Partnerships for the nine months ended September 30, 1998 and, for the three months ended December 31, 1998, includes only production from the reserves owned directly by the Company. All production occurred in the United States.


                                                             1998                 1997                 1996
                                                          -----------         -----------           -----------
Crude oil and condensate (Bbls)                              227,976              277,229               177,793

Natural gas - leasehold or royalty (Mcf)                   1,461,306            1,735,704             1,649,530

Natural gas liquids (Bbls) (1)                                    --               33,019                34,316

Natural gas - gas plant sales (Mcf) (1)                        4,992              220,193               232,778

           The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, per barrel of natural gas liquids ("NGL"), per Mcf of gas plant gas sales and average production cost per unit produced for the years ended December 31, 1998, 1997 and 1996:



                                                                       1998            1997             1996
                                                                    -----------     ------------     -----------
Average sales price per Bbl of crude oil and  condensate           $     11.92      $      17.20     $     19.42

Average sales price per Mcf of natural gas                                2.15              2.49            2.32

Average production cost per equivalent barrel of production               7.13              6.93            6.19

Average sales price per Bbl of NGL (1)                                       -             12.16           13.34

Average sales price per Mcf of gas plant gas (1)                             -              2.73            1.96

Average production cost per equivalent Bbl of NGL production (1)(2)          -             11.35            9.10

(1) Natural gas liquids production and gas plant gas sales were obtained through gas processing plant ownership rather than through leasehold ownership.

(2)       Includes cost of gas purchased at plants for processing.

          The following table shows, as of December 31, 1998, the approximate number of gross and net producing oil and gas wells in which the Company owns a direct interest.


                 Productive Oil Wells                                           Productive Gas Wells
                 --------------------                                           --------------------
                      Net Working                                                    Net Working
         Gross         Interest                                         Gross         Interest
         Wells           Wells                                          Wells           Wells
         -----           -----                                          -----           -----
          127           16.87                                             64            40.76

      "Productive wells" are producing wells and wells capable of production, including shut-in wells.

      A "gross well" is a well in which a working interest is held. The number of gross wells is the total number of wells in which a working interest is owned.

      A "net working interest ("W.I.") well" is deemed to exist when the sum of fractional interests owned in gross W.I. wells equals one. The number of net W.I. wells is the sum of the fractional interests owned in gross W.I. wells, expressed as whole numbers and fractions thereof.

OIL AND GAS RESERVES

      As of December 31, 1998, the proved oil and gas reserves reported herein for the Company are based primarily on engineering studies performed by the petroleum engineering consulting firms of H.J. Gruy and Associates, Inc. and Lee Keeling and Associates, Inc. As of December 31, 1997 the proved oil and gas reserves reported herein for the Company are based primarily on engineering studies performed by the Company's engineering staff. As of December 31, 1998 and 1997, proved oil and gas reserves reported herein for the Partnerships and for the Company's share of such Partnership reserves are based primarily on engineering studies performed by the petroleum engineering consulting firm of H.
J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenues, and all reserves may be subject to revision as more performance data becomes available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves has occurred since December 31, 1998.

DRILLING ACTIVITIES

             In 1998 and 1997, the Company and the Consolidated Partnership did not participate in any significant developmental or exploratory drilling. In 1996, the Company and the Partnerships participated in the drilling of twelve oil wells and six gas wells, all of which were successful. The wells were drilled in Texas, Wyoming, Louisiana, and Oklahoma.

ITEM 3.  LEGAL PROCEEDINGS

           There are no material pending legal proceedings to which the Company or its subsidiary are a party or to which any of their properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           (a) MARKET INFORMATION Due to the failure to meet the NASDAQ listing requirement after the completion of the tender offer, the common shares of the Company were delisted from the NASDAQ National Market. The stock is currently quoted on the OTC Bulletin Board. The quotations represent prices in the over-the-counter market between dealers in securities and do not include retail markup, markdown or commissions and do not necessarily represent actual transactions.


                                              1998                                1997
                                              ----                               ------
                                        High          Low                   High         Low
                                        ----          ---                   ----         ---
First Quarter                           15.00        10.50                  10.75        9.25
Second Quarter                          14.81        14.31                  10.75        8.50
Third Quarter                           14.31         8.00                  12.88        9.25
Fourth Quarter                          11.00         5.00                  13.25       10.25


         On April 5, 1999 the closing price of the common stock was $3.50 bid and $10.25 asked.

         (b) HOLDERS As of April 5, 1999 the Company had approximately 527 holders of record of its common stock, which does not include an unknown number of additional holders whose stock is held in "street name"

         (c) DIVIDEND POLICY The Company paid no dividends in 1998. The Company paid semi-annual dividends in December and June of 1997 of $.15 per common share. In December 1997, the Company also paid an additional special dividend of $.10 per common share. As a result, the Company paid dividends totaling $.40 per common share in 1997. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company, and any other factors as the Board of Directors may deem relevant.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth in Item 7.

(a)  RESULTS OF OPERATIONS

         The factors that most significantly affect the Company's results of operations are (i) the sales price of crude oil and natural gas, (ii) the level of production volumes, (iii) the level of lease operating expenses, (iv) the level of interest rates and (v) the level of general and administrative expenses. Sales of production and level of borrowing capacity are significantly impacted by the Company's ability to maintain or increase its production from existing oil and gas properties or through its exploration and development activities. Sales prices received by the Company for oil and gas have fluctuated significantly from period to period. The fluctuations in oil prices during these periods reflect market uncertainty regarding the inability of OPEC to control the production of its member countries, production from Iraq, as well as concerns related to the global supply and demand for crude oil. Gas prices received by the Company fluctuate generally with changes in the spot market price for gas. Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing capacity.

(b)  FISCAL 1998

         In 1998, the Company recorded a net loss of $619,157 or $0.46 per share. This compares to net income of $1,965,675 or $1.45 per share in 1997. The decrease in net income from 1997 to 1998 was primarily the result of lower oil and gas revenues and lower gas plant revenues offset partially by a lower minority interest deduction. Revenues and expenses for the nine months ended September 30, 1998 include the Company and the Consolidated Partnership on a fully consolidated basis. Revenues and expenses subsequent to September 30, 1998 include only those attributable to the Company and excludes the revenues and expenses of the Consolidated Partnership because it was sold to Middle Bay, effective October 1, 1998.

         Oil, natural gas and gas plant sales were $5,877,445 in 1998 verses $10,095,642 in 1997. This represents a decrease of $4,218,197 or 42%. Oil sales were $2,717,991 and $4,771,413 in 1998 and 1997 respectively. This represents a decrease of $2,053,422 or 43%. An 18% decrease in oil production and a 31% decline in oil prices resulted in lower oil revenues in 1998. Gas sales were $3,141,721 in 1998 versus $4,321,903 in 1997. This represents a decrease of $1,180,182 or 27%. A 16% decrease in gas production and a 14% decline in gas prices resulted in lower gas revenues. The decrease in oil and gas production was primarily the result of sales of several properties effective September 1, 1998, sale of the Consolidated Partnership effective October 1, 1998 and normal production decline. The decrease in the average oil and gas prices corresponds with lower market prices for oil and gas. Gas plant sales were $17,733 in 1998 versus $1,002,326 in 1997. The decease was due to the sale of the Dover Hennessey Gas Plant by the Consolidated Partnership effective January 1, 1998.

         The gain on the sale of assets in 1998 of $1,199,272 included the gain on the sale of the gas plant, the sale of several oil and gas properties in September 1998 and the sale of the Company's interest in the Consolidated Partnership.

         Other income was $22,494 versus $226,658 in 1997. The decrease was due primarily to no rig rental revenues in 1998 due to the sale of the rig in 1997, the gain of $50,000 on the rig sale in 1997 and the lawsuit settlement of $20,000 on the gas plant in 1997.

         General and administrative expenses were $2,216,352 in 1998 versus $2,061,090 in 1997. This increase was primarily the result of the $826,250 expense related to the buyout of the outstanding stock options in conjunction with the successful tender offer by Middle Bay in March 1998. Excluding the option buyout expense, general and administrative expenses decreased $670,988. The decrease in general and administrative expenses, excluding the stock buyout expense, was due primarily to the consolidation of the Company's operations with Middle Bay and the associated reduction in the workforce.

         Lease operating expenses and production taxes were $3,361,006 in 1998 versus $3,983,129 in 1997. The decrease was primarily due to the sale of several properties effective September 1, 1998, the sale of the Consolidated Partnership effective October 1, 1998 and lower oil and gas production.

        Gas purchases and plant operating expenses were $58,832 in 1998 versus $791,403. The decease was due to the sale of the Dover Hennessey Gas Plant by the Consolidated Partnership effective January 1, 1998.

           The impairment expense in 1998 of $189,211 was due to the decline in the value of an oil field due to the decline in oil prices. The impairment expense was computed applying the guidelines of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

           The minority interest deduction of $414,888 in 1998 declined $597,561 from $1,012,449 in 1997. The primary reason for the decline was the sale of the Consolidated Partnership effective October 1, 1998 and the lower level of oil and gas revenue attributable to the Consolidated Partnership before its sale.

           (c)  Fiscal 1997

         In 1997, the Company recorded net income of $1,965,675 or $1.45 per share. This compares to a loss of $2,321,521 or $1.70 per share in 1996. The loss in 1996 was a result of a $3,908,370 non-recurring impairment of property. Absent this impairment, the Company earned $1,586,849 in 1996. The increase in net income from 1996 to 1997 was primarily the result of increased revenues resulting from the conversion of receivable and capital balances into limited partnership interest in the Consolidated Partnership, coupled with relatively lower operating costs. Revenues and expenses for the six months ended December 31, 1997 include the Company and the Consolidated Partnership on a fully consolidated basis. Revenues and expenses prior to June 30, 1997, include the Partnerships on a pro rata consolidation for those partnerships in which the Company owned less than a 50% interest and full consolidation for those partnerships in which the Company owned greater than a 50% interest.

         Oil, natural gas and gas plant sales were $10,095,642 in 1997 and $8,202,331 in 1996. Sales increased by $1,893,311 or 23% in 1997. Oil sales increased by $1,316,289 or 38% in 1997 from 1996. A 56% increase in oil production increased oil sales by $1,931,047. This increase was partially offset by a 12% decrease the average oil sales price. Gas sales increased by $490,289 or 13%. A 5% increase in gas production increased sales by $199,924. A 7% increase in the average gas sales price increased gas sales an additional $290,365. Gas plant sales increased by $86,733 or 9%. A 15% increase in the average sales price of gas plant products increased sales by $128,976. This increase was partially offset by a 5% decrease in the production of gas plant products. The increases in oil and gas production were primarily the result of the recognition of the Consolidated Partnership on a fully consolidated basis after June 30, 1997. The decrease in gas plant production was primarily due to natural production decline. The decrease in average oil sales prices corresponds with lower prices in the overall market for the sale of oil. The increases in the average gas and gas plant products sales prices correspond with higher prices in the overall markets for the sale of gas and gas plant products.

         Other income was a net $226,658 in 1997 as compared with $88,259 in 1996. Such income included rig rental revenues of $83,239 and $153,346 in 1997 and 1996, respectively. Also included in the 1997 other income was $50,000 for the sale of a drilling rig and $20,000 from a lawsuit settlement on the Dover Hennessey gas plant. Also included in the 1996 other income was a net loss of $125,015 on the liquidation of managed partnerships. The increase in other income in 1997 was primarily the result of the sale of the drilling rig.

         General and administrative expenses increased to $2,061,090 in 1997 from $1,826,762 in 1996. This represents an increase of $234,328 from 1996 to 1997. This increase was primarily the result of the recognition of minority interest in the Consolidated Partnership.

         Lease operating expenses were $3,455,717 in 1997 as compared to $2,490,701 in 1996. Lease operating expenses increased by $965,016 or 39% from 1996 to 1997. The increase was primarily a result of the increased production, as noted above, resulting from the recognition of minority interest in the Consolidated Partnership.

         Depletion, depreciation and amortization expense ("DD&A") was $1,633,771 in 1997 and $1,338,602 in 1996. DD&A increased by $295,169 or 22%
from 1996 to 1997. The changes in production, noted above, increased DD&A by $281,530. A 1% increase in the depletion rate increased DD&A by an additional $13,639. The increase in the DD&A rate in 1997 was primarily the result of a downward revision of the gas reserves during December 1997, partially offset by an upward revision of the oil reserves.

         In 1997, the Company earned $217,645 of net interest income as compared to $35,039 in 1996. Net interest income increased in 1997 from 1996 due to the return on investment of excess cash during 1997.

         The Company recognized deferred income tax expense of $16,082 in 1997. This compares to the recognition of deferred income tax credits of $92,981 in 1996. The income tax expense represents the utilization of the Company's deferred tax asset in 1997. The income tax credits represent the recognition of a portion of the Company's deferred tax asset that is expected to be realized in future years. At December 31, 1997, the Company had a deferred tax asset of $6,105,148. Due to uncertainties inherent in the oil and gas market, a valuation allowance reserved all but $725,328 of the asset.

         (d)  EFFECTS OF OIL AND GAS PRICE FLUCTUATIONS

         Fluctuations in the price of crude oil and natural gas significantly affect the Company's operations and the value of its assets. As a result of the instability and volatility of crude oil and natural gas prices, financial institutions have become more selective in the energy lending area and have reduced the percentage of existing reserves that may qualify for the borrowing base to support energy loans.

         The Company's principal source of cash flow is the production and sale of its crude oil and natural gas reserves which are depleting assets. Cash flow from oil and gas production sales depends upon the quantity of production and the price obtained for that production. An increase in prices permits the Company to finance its operations to a greater extent with internally-generated funds, allows the Company to obtain equity financing more easily and lessens the difficulty of attracting financing alternatives available to the Company from industry partners and nonindustry investors. However, price increases heighten the competition for Leases and Prospects, increase the costs of exploration and development activities and increase the risks associated with the purchase of Producing Properties.

         A decline in oil and gas prices (i) reduces the cash flow internally generated by the Company, which in turn reduces the funds available for exploring for and replacing oil and gas reserves, (ii) increases the difficulty of obtaining equity financing, (iii) reduces the number of Leases and Prospects available to the Company on reasonable economic terms and (iv) increases the difficulty of attracting financing alternatives available to the Company from industry partners and nonindustry investors. However, price declines reduce the competition for Leases and Prospects and correspondingly reduce the prices paid for Leases and Prospects. Furthermore, exploration and production costs generally decline, although the decline may not be at the same rate of decline of oil and gas prices.

         Since October, 1997, the price of oil has declined dramatically. The posted price of WTI crude oil has declined from a high of approximately $20.00 per barrel in October 1997 to lows in December 1998 of approximately $8.00 per barrel. Oil prices in March 1999 had recovered to approximately $12.50 per barrel. Gas prices peaked in November 1997, and on average, have declined slightly during the current period.

         (e)      SEASONALITY

                  The results of operations of the Company are somewhat seasonal due to seasonal fluctuations in the price for natural gas. Generally, natural gas prices are higher in the first and fourth quarter of the year due to colder winter weather and resulting higher demand for natural gas during these months. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results on an annual basis.

         (f)      INFLATION AND CHANGING PRICES

                  Inflation principally affects the costs required to drill, complete and operate oil and gas wells. In recent years, inflation has had a minimal effect on the operations of the Company. Costs have generally declined recently due to the decrease in drilling activity in the United States. Unless increasing oil and gas prices spur large increases in industry activities, management believes costs will remain relatively stable over the next year.

         (g)      CAPITAL RESOURCES AND LIQUIDITY -- FISCAL 1998 AND FISCAL 1997

         Cash flows from operating activities declined to a negative $80,605 in 1998 compared to $2,519,016 in 1997. The $2,599,621 decrease in cash flow was due primarily to lower cash flow from oil and gas operations (oil and gas revenues less lease operating expenses and production taxes). Oil and gas prices decreased 31% and 14%, respectively, while oil and gas production decreased 18% and 16%, respectively. The cash flow from operations included cash distributions to minority limited partners in the Consolidated Partnership of $1,277,468 and $1,467,564, for the years ended December 31, 1998 and 1997, respectively.

         The primary sources of cash in 1998 were proceeds from property sales and cash on hand. The Company sold several properties in 1998 and received $2,469,850. The majority of the oil and gas properties were sold effective September 1, 1998. Cash on hand at January 1, 1998 was $4,244,470 and included the cash attributable to the Consolidated Partnership and the Company. The primary uses of cash in 1998 were advances to Middle Bay, cash distributions to the minority interest owners in the Consolidated Partnership and cash distributed to Middle Bay in the sale of the Consolidated Partnership. Property additions of $350,418 were minor and related to developmental work on several old fields. The cash distributed in the sale of the Consolidated Partnership was the cash on hand, on the effective date of the sale, of $1,136,431. The partnership distributions represent cash payments to the minority interest owners in the Consolidated Partnership.

         Working capital at December 31, 1998 was $122,006 compared to $5,595,347 in 1997. The decline in working capital was due primarily to cash advances to Middle Bay, cash distributions to the minority interest owners in the Consolidated Partnership and the transfer of the cash attributable to the Consolidated Partnership at its sale effective October 1, 1998.

INVESTMENT IN SERIES C PREFERRED STOCK OF MIDDLE BAY

        In connection with the divestiture of the Consolidated Partnership the Company received 1,293,522 shares of Series C preferred stock ("Series C").

        As a holder of Series C the Company is entitled to receive cumulative cash dividends in an amount per share of $0.50 per year (10% annual rate), payable semi-annually on March 31 and September 30 of each year. These dividends are payable in preference to and prior to the payment of any dividend or distribution to any holder of Middle Bay common stock or other junior security. The Series C dividends began to accrue on December 30, 1998. Middle Bay's primary bank has granted Middle Bay a waiver allowing it to pay the dividends on the Series C as long as no default or event of default exists or would exist as a result of any Series C dividend payment.

        If Middle Bay pays the dividends on the Series C as scheduled, the Company will receive approximately $485,000 in 1999 and $647,000 every year thereafter until redemption by Middle Bay or conversion by the Company. Middle Bay is not obligated to pay the cash dividends as scheduled and has the right to suspend payment and accrue the dividends. The payment of the Series C dividends is also dependent on the agreements between Middle Bay and its principal creditors and Middle Bay's compliance with the terms of its credit agreements. Middle Bay had approximately $27.5 million in long-term debt outstanding on December 31, 1998. There can be no assurance that Middle Bay will pay the Series C dividends as scheduled.

        The Series C has a liquidation preference of $5.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends. The liquidation preference of Series C ranks on parity with Middle Bay's Series B Preferred Stock outstanding. As of December 31, 1998, Middle Bay had no other preferred stock outstanding.

         Currently, no trading market exists for the Series C. Middle Bay has applied for listing the Series C for trading on the NASDAQ Small Cap Stock Market. The listing has not yet been approved. There can be no assurance that the Series C will be approved for trading on the NASDAQ Small Cap Stock Market

NOTE RECEIVABLE FROM MIDDLE BAY

        The Company has a note receivable from Middle Bay, an owner of 80% of the outstanding common stock of the Company, as of December 31, 1998 of $5,148,000. The principal balance of the note accrues interest at the prime rate and is due on demand. The note consists of advances to Middle Bay for general corporate purposes and is unsecured. Interest of $227,000 was accrued on the note as of December 31, 1998. There can be no assurance that Middle Bay will pay the note if payment is demanded or that Middle Bay will have the financial capability to pay the note at any time in the future.

CREDITORS HOLD SECURITY INTERESTS IN CERTAIN OIL AND GAS ASSETS OF THE COMPANY

        Middle Bay financed its tender offer with cash provided by Compass Bank and Bank of Oklahoma (the "Banks"). The debt proceeds used to finance the tender offer, approximately $15.9 million, was shown on the balance sheet of Middle Bay. Pursuant to the terms of the credit agreement between Middle Bay, the Company and the Banks, the Banks hold a security interest in certain oil and gas properties of the Company. If certain properties are sold by the Company an amount determined by the Banks would have to be paid on the outstanding principal balance of the debt. The debt payment could be made by Middle Bay or the Company. Amounts paid to the Banks by the Company would reduce the amount of sales proceeds that the Company wold retain. Amounts paid to the Banks by Middle Bay would reduce the amount of cash available to be paid to the Company. The principal balance of debt outstanding on Middle Bay's financial statements at December 31, 1998 was approximately $27.5 million.

DEPENDENCE ON MIDDLE BAY

        A substantial portion of the Company's assets are directly related to Middle Bay. Approximately $11.6 million of the Company's $13.1 million in total assets are obligations of Middle Bay. The payment of the note receivable and the value of the Series C are directly related to the success of Middle Bay. Middle Bay's operations are subject to all of the risks inherent in the oil and gas exploration and production industry. There can be no assurance that Middle Bay will be a successful participant in the oil and gas exploration and production industry.

FUTURE CAPITAL REQUIREMENTS

     The Company does not anticipate making substantial capital expenditures for acquisition, development or exploration of oil and natural gas reserves in the future. The Company expects to make expenditures to develop its current proved undeveloped reserves and to maintain its proved developed reserves. The Company expects to incur a minimum of $150,000 in capital expenditures over the next twelve months. The Company expects that available cash, cash flows from operations and proceeds from sales of certain oil and gas properties will be sufficient to fund the planned capital expenditures through 1999.

           Because future cash flows are subject to a number of variables, such as, the level of production and prices received for oil and gas and the prices received on property sales, there can be no assurance that the Company's capital resources will be sufficient to maintain planned levels of capital expenditures and accordingly, oil and gas revenues and operating results may be adversely affected.

YEAR 2000 COMPLIANCE

         Readers are cautioned that the forward-looking statements contained in the following Year 2000 discussion should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements." The disclosures also constitute a "Year 2000 Readiness Disclosure" and "Year 2000 Statement" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

STATEMENT OF READINESS

         The Company has undertaken various initiatives to ensure that its hardware, software and equipment will function properly with respect to dates before and after January 1, 2000. For this purpose, the phrase "hardware, software and equipment" includes systems that are commonly thought of as Information Technology systems ("IT"), as well as those Non-Information Technology systems ("Non-IT") and equipment which include embedded technology. IT systems include computer hardware and software and other related systems. Non-IT systems include certain oil and gas production and field equipment, gathering systems, office equipment, telephone systems, security systems and other miscellaneous systems. The Non-IT systems present the greatest readiness challenge since identification of embedded technology is difficult and because the Company is, to a great extent, reliant on third parties for Non-IT compliance.

         The Company has formed a Year 2000 ("Y2K") Project team, which is chaired by its Chief Financial Officer, Frank C. Turner, II. The team includes corporate staff and representatives from the Company's business units. In response to the possible risks posed to the Company, the team has developed a Y2K Plan (the "Plan") which includes guidelines for inventory, assessment, remediation, testing and contingency planning.

         The following categories represent the mission-critical operational systems of the Company. A "mission-critical system" is a system that is vital to the successful continuation of a core business activity. An application may be mission critical if it interfaces with a designated mission-critical system. Each system has been evaluated by the Company as to (a) the risks to the Company in the event of the most reasonably likely worst case scenario (the "Worst Case Scenario"); (b) the status of the Company's remediation plan, if any ("Status"); and (c) the Company's contingency plans, if any ("Contingency Plans").

                  ACCOUNTING SOFTWARE SYSTEMS. The Company relies solely on the software accounting packages ("Accounting Packages") to provide management with various reports that allow managers to determine the cash flow and profitability of individual properties and of the Company as a whole. Management also relies on the Accounting Packages to provide financial information necessary to prepare quarterly and annual financial reports that are sent to the Securities and Exchange Commission, NASDAQ Stock Market, banks and stockholders. In addition, the Company relies on the Accounting Packages to process and print checks to be sent to working and royalty interest owners for their share of the monthly oil and gas sales, to process and print checks for payment to vendors and to process and print monthly joint-interest statements to be sent to working interest owners in Company-operated oil and gas properties. Under a Worst Case Scenario, all accounting functions would have to be completed manually, significantly hindering the Company's ability to complete the above-described mission-critical systems.

         Status: The Company has updated its accounting systems. Testing is scheduled to be completed by April 30, 1999.

         Contingency Plans:   The Company is currently considering contingency
                     plans for processing its accounting data. Depending on the results of the testing phase, contingency plans will be developed.

                  CONTROL SYSTEMS AND IMBEDDED TECHNOLOGY. These systems include the equipment used to produce, monitor, control, sell and record hydrocarbon production, including all artificial lift equipment, storage, measurement and control facilities and third-party systems and technology interrelated to the Company's business. Under a Worst Case Scenario, multiple fields of oil and gas would lose the ability to account for the amount of hydrocarbon production, temporarily shutting down the field(s) for an extended period of time until the malfunctioning part(s) could be repaired or replaced which would adversely affect the Company.

         Status: The Company operates two fields that are expected to account for over 10% of the Company's cash flow for the year ending December 31, 1999. These fields' production operations are not affected by Y2K issues.

         Contingency Plans:   The Company will continue to monitor the
                     operations at its field locations and develop contingency planning if an exposure becomes apparent.

                  THIRD-PARTY SYSTEMS - OIL AND GAS PURCHASERS. The Company utilizes third-party purchasers to sell the oil and gas produced from the wells in which it has a working or royalty interest. The Company also depends on third-party purchasers to remit to the Company its share of the proceeds from the sales of oil and gas. The Company does not directly sell any oil and gas produced from the wells in which it has a working or royalty interest and does not take any oil or gas in kind as an alternative to cash payment. Under a Worst Case Scenario, multiple major purchasers would be temporarily shut down due to Y2K issues, materially adversely effecting the Company's revenues.

         Status: The Company has two purchasers that are expected to account for over 10% of its oil and gas revenues for the year ending December 31, 1999. The Company has obtained information about these two purchasers and their Y2K readiness. These purchasers have formal Y2K Plans and are expected to have all of their non-compliant, mission-critical systems Y2K compliant by September 30, 1999.

         Contingency Plans:   The Company continues to monitor the Y2K status of
                     its major purchasers. Should a purchaser not become Y2K compliant, the Company will identify alternative purchasers for its production and, if necessary, temporarily shut-in production.

                  THIRD-PARTY SYSTEMS - BANKING. The Company relies on its banks to deposit checks payable to the Company and credit the checks to the appropriate accounts. The Company also relies on its banks to credit third-party accounts for payment. A Worst Case Scenario would occur if the Company's principal bank is unable to provide certain services for an extended period of time due to Y2K, causing the Company to be materially adversely affected.

         Status: The Company's principal bank currently has a formal Y2K Plan in effect and anticipates that all non-compliant, in-house mission-critical systems will be substantially remediated by December 31, 1998 and substantially completed by March 31, 1999 for vendor-supported systems. The Company's principal bank expects to have all of its non-compliant, mission-critical systems Y2K compliant by June 30, 1999.

         Contingency Plans:   The Company intends to have cash on hand
                     sufficient to cover short-term emergency payments and payroll. The Company also plans to open accounts with other institutions in the event its principal bank is unable to rectify its problems in a timely manner. The Company has no long-term contingency plans in the event of a system-wide failure of banking institutions.

                  THIRD-PARTY SYSTEMS - SUPPORT FUNCTIONS. The primary material support functions provided by third parties are electrical service, communication service and office space. Under a Worst Case Scenario, all primary support functions would be hindered in the short term.

         Status: All vendors of these services have reported that formal Y2K remediation plans are in effect and will be substantially complete by September 30, 1999.

         Contingency Plans:   Short-term (less than two weeks) interruptions of
                     services will not materially adversely effect the Company. The Company will be able to conduct business on a reduced scale using alternative business methods. Longer-term interruptions may materially adversely effect the Company. The Company has no plans sufficient to fully offset the effect of long-term interruptions.

                  COMPUTER OPERATING SYSTEMS AND APPLICATION SOFTWARE SYSTEMS. The Company relies solely on its personal computer systems to access the accounting software package through the Company's computer network. In addition, certain schedules and databases that are used for critical functions rely on spreadsheet and work-processing applications that are run on the Company's personal computer systems.

Status:               All systems appear to be Y2K ready.

Contingency Plans:    Operations could be performed manually until
                      non-functioning equipment or software is repaired or replaced

COSTS OF Y2K COMPLIANCE

         The costs incurred by the Company to implement the Plan were not material to the Company's financial condition or results of operations. The Company does not expect any future costs related to the Plan to be material to the Company's financial condition or results of operations.

THE RISKS OF Y2K ISSUES

         The Company presently believes that Y2K issues will not pose significant operational problems. However, if all significant Y2K issues are not properly identified or assessed, remediation and testing are not effected timely, the Y2K issues, either individually or in combination, may materially and adversely impact the Company's results of operations, liquidity and financial condition or materially and adversely affect its relationships with its business partners. Additionally, the misrepresentation of compliance by other entities or the persistent, universal failure of financial, transportation or other economic systems will likely have a material and adverse impact on the Company's operations or financial condition for which it cannot adequately prepare.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Company's financial statements for the years ended December 31, 1998 and 1997 and the independent auditors' reports thereon are included in this Item. 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           In 1998, the Company made the decision to change its independent accountants to the independent accountants engaged by Middle Bay. Deloitte and Touche LLP resigned as independent accountants for the Company on October 19, 1998. The independent accountant's reports on the financial statements of the Company for the two fiscal years ended December 31, 1996 and December 31, 1997, did not contain an adverse opinion or a disclaimer of opinion, and the reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

           During the Company's fiscal years ending December 31, 1996 and December 31, 1997, there were no disagreements with Deloitte and Touche LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte and Touche LLP, would have caused Deloitte and Touche LLP to make a reference to the subject matter of the disagreements in connection with their report. During the Company's fiscal years ending December 31, 1996 and 1997, there did not occur any event listed in paragraphs (a)(1)(v)(A) through (D) of Regulation S-K, Item 304.

           Effective January 21, 1999, the Company engaged KPMG LLP as independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 1998. Neither the Company nor any person acting on behalf of the Company consulted KPMG LLP regarding (I) either the application of accounting principles to a specified transaction, either complete or proposed, or the type of opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Regulation S-K, Item 304 and the related instructions) or a reportable event (as described in paragraph
(a)(1)(v) of Regulation S-K, Item 304).

                          INDEX TO FINANCIAL STATEMENTS


                                                                     PAGE
                                                                     ----
Reports of Independent Auditors......................................F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997.........F-4
Consolidated Statements of Operations for the years ended
      December 31, 1998 and 1997.....................................F-6
Consolidated Statements of Cash Flows for the years ended
      December 31, 1998 and 1997.....................................F-7
Consolidated Statements of Stockholder's Equity for the years ended
      December 31, 1998 and 1997.....................................F-8
Notes to Consolidated Financial Statements...........................F-9


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Enex Resources Corporation

         We have audited the accompanying consolidated balance sheet of Enex Resources Corporation and subsidiary as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enex Resources Corporation and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                    KPMG LLP

Houston, Texas
March 26, 1999

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Enex Resources Corporation

         We have audited the accompanying consolidated balance sheet of Enex Resources Corporation and its subsidiaries as of December 31, 1997, and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enex Resources Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
March 25, 1998

ENEX RESOURCES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS, DECEMBER 31



ASSETS                                                                         1998                  1997
------                                                                  ----------------      ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                             $        33,649       $     4,244,470
  Accounts receivable:
    Oil and gas sales                                                           250,763             1,587,400
    Joint owners                                                                 29,926               144,038
  Prepaid expenses and other current assets                                      20,182               364,382
  Deferred tax asset                                                                  -               133,703
                                                                        ----------------      ----------------
TOTAL CURRENT ASSETS                                                            334,520             6,473,993
                                                                        ----------------      ----------------
PROPERTY:
  Oil and gas properties (successful efforts method):
    Direct ownership                                                          3,662,353             8,005,331
    Derived from investment in managed
     limited partnerships                                                             -            11,906,965
  Furniture, fixtures and other (at cost)                                       345,919               368,780
                                                                        ----------------      ----------------
                                                                              4,008,272            20,281,076
Less accumulated depreciation,
  depletion and amortization                                                  3,101,968             7,344,892
                                                                        ----------------      ----------------
NET PROPERTY                                                                    906,304            12,936,184
                                                                        ----------------      ----------------
OTHER ASSETS:

  Preferred Stock-Middle Bay                                                  6,467,610                     -
  Note receivable-Middle Bay                                                  5,147,548                     -
  Deferred tax asset                                                            199,879               591,625
                                                                        ----------------      ----------------
TOTAL OTHER ASSETS                                                           11,815,037               591,625

TOTAL ASSETS                                                            $    13,055,861       $    20,001,802
                                                                        ================      ================


See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS, DECEMBER 31


LIABILITIES AND STOCKHOLDERS' EQUITY                                                     1998                  1997
------------------------------------                                              -----------------     -----------------
CURRENT LIABILITIES:
   Accounts payable                                                               $        212,514      $        878,646
                                                                                  -----------------     -----------------
TOTAL CURRENT LIABILITIES                                                                  212,514               878,646
                                                                                  -----------------     -----------------

MINORITY INTEREST                                                                                -             5,694,983

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
    none issued                                                                                  -                     -
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,804,912 and 1,794,912 shares issued and outstanding at
     December 31, 1998 and 1997, respectively                                               90,246                89,746
Additional paid-in capital                                                              10,807,472            10,727,972
Retained earnings                                                                        5,190,576             5,809,733
Less cost of treasury stock:
    462,240 and 458,040 shares at December 31, 1998
    and 1997, respectively                                                              (3,244,947)           (3,199,278)
                                                                                  -----------------     -----------------
TOTAL STOCKHOLDERS' EQUITY                                                              12,843,347            13,428,173
                                                                                  -----------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $     13,055,861      $     20,001,802
                                                                                  =================     =================


See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31


                                                                    1998                 1997
                                                              ---------------     ----------------
REVENUES:
Oil and gas sales                                             $    5,859,712       $    9,093,316
Gas plant sales                                                       17,733            1,002,326
Gain on sale of assets                                             1,199,272              923,654
Interest income                                                      294,824              217,645
Other income                                                          22,494              226,658
                                                              ---------------     ----------------
TOTAL REVENUES                                                     7,394,035           11,463,599
                                                              ---------------     ----------------
COSTS AND EXPENSES:
General and administrative                                         2,216,352            2,061,090
Lease operating and other                                          3,053,584            3,455,717
Gas purchases and
  plant operating                                                     58,832              791,403
Production taxes                                                     307,422              527,412
Depreciation, depletion and amortization                           1,755,183            1,633,771
Impairment                                                           189,211                    -
                                                              ---------------     ----------------
TOTAL COSTS AND EXPENSES                                           7,580,584            8,469,393
                                                              ---------------     ----------------
INCOME (LOSS) BEFORE MINORITY INTEREST
     AND INCOME TAXES                                               (186,549)           2,994,206

MINORITY INTEREST                                                   (414,888)          (1,012,449)
                                                              ---------------     ----------------
INCOME (LOSS) BEFORE INCOME TAXES                                   (601,437)           1,981,757
                                                              ---------------     ----------------

INCOME TAX EXPENSE
Current                                                                    -                    -
Deferred                                                              17,720               16,082
                                                              ---------------     ----------------
INCOME TAX EXPENSE                                                    17,720               16,082
                                                              ---------------     ----------------

NET INCOME (LOSS)                                             $     (619,157)      $    1,965,675
                                                              ===============     ================
NET INCOME (LOSS) PER SHARE
BASIC                                                         $        (0.46)      $         1.45
                                                              ===============     ================
DILUTED                                                       $        (0.46)      $         1.37
                                                              ===============     ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC                                                              1,342,637            1,351,056
                                                              ===============     ================
DILUTED                                                            1,342,637            1,437,571
                                                              ===============     ================


See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31


                                                                                        1998               1997
                                                                                  ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $     (619,157)    $    1,965,675
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation, depletion and amortization                                             1,755,183          1,633,771
  Impairment                                                                             189,211                  -
  Bad debt expense                                                                        70,000                  -
  Deferred income tax expense                                                             17,720             16,082
  Stock compensation expense                                                                   -            207,000
  Gain on sale of Consolidated Partnership                                              (124,918)                 -
  Gain on sale of properties                                                          (1,074,354)          (923,654)
  Minority interest share of net income (loss) after distributions                      (862,580)          (402,893)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Decrease in accounts receivable                                                        928,090            180,213
  Increase in prepaid expenses and other assets                                          (28,370)           (91,988)
  Decrease in accounts payable                                                          (331,430)           (65,190)
                                                                                    -------------      -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                         (80,605)         2,519,016
                                                                                  ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of properties                                                    2,469,850          1,639,855
   Cash distributed in sale of the Consolidated Partnership                           (1,136,431)                 -
   Cash advances to Middle Bay                                                        (5,147,548)                 -
   Property additions                                                                   (350,418)          (758,585)
                                                                                  ---------------    ---------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                             (4,164,547)            881,270
                                                                                  ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                                           (45,669)        (1,375,637)
    Proceeds from exercise of stock options                                               80,000            398,750
    Payment of cash dividend                                                                   -           (530,652)
                                                                                  ---------------    ---------------
NET CASH USED BY FINANCING ACTIVITIES                                                     34,331         (1,507,539)
                                                                                  ---------------    ---------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                      (4,210,821)         1,892,747

INCREASE IN CASH FROM RECOGNITION OF MINORITY INTEREST                                         -            331,649

INCREASE IN CASH FROM CONVERSION OF RECEIVABLE TO LIMITED PARTNER UNITS                        -            157,793

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                                                      4,244,470          1,862,281
                                                                                  ---------------    ---------------
CASH AND CASH EQUIVALENTS AT
END OF YEAR                                                                       $       33,649     $    4,244,470
                                                                                  ===============    ===============
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
   Interest                                                                       $            -     $            -
   Income taxes                                                                   $            -     $            -

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Receipt of preferred stock of Middle Bay in exchange for
      Consolidated Partnership units                                              $    6,467,610     $            -
   Conversion of receivable to limited partner units                                           -     $    2,420,858


See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                      Common Stock
                              ------------------------    Additional
                                                           Paid-in          Retained         Treasury
                                Shares       Amount        Capital          Earnings           Stock            Total
                              -----------   ----------  ---------------  ----------------  --------------   --------------
BALANCE,

 JANUARY 1, 1997               1,684,412     $ 84,221      $10,127,747       $ 4,374,710    $ (1,823,641)     $12,763,037

Exercise of stock options        110,500        5,525          393,225                                            398,750

Stock options granted                                          207,000                                            207,000

Purchase of 131,500 shares
  of treasury stock                                                                           (1,375,637)      (1,375,637)

Payment of $.40 per share
  cash dividend                                                                 (530,652)                        (530,652)

Net income                                                                     1,965,675                        1,965,675
                              -----------   ----------  ---------------  ----------------  --------------   --------------

BALANCE,
  DECEMBER 31, 1997            1,794,912       89,746       10,727,972         5,809,733      (3,199,278)      13,428,173

Exercise of stock options         10,000          500           79,500                                             80,000

Purchase of 4,200 shares
  of treasury stock                                                                              (45,669)         (45,669)

Net loss                                                                        (619,157)                        (619,157)
                              -----------   ----------  ---------------  ----------------  --------------   --------------
BALANCE,
  DECEMBER 31, 1998            1,804,912      $90,246      $10,807,472        $5,190,576     ($3,244,947)     $12,843,347
                              ===========   ==========  ===============  ================  ==============   ==============


See accompanying notes to consolidated financial statements.

                    ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Enex Resources Corporation (the Company) was incorporated under the laws of the state of Colorado on August 17, 1979. On June 30, 1992, the Company reincorporated in Delaware. Effective March 27, 1998, Middle Bay Oil Company, Inc. ("Middle Bay") acquired 79.2% of the common stock of the Company. Effective October 1, 1998, the Company sold all of its partnership units in Enex Consolidated Partners, L.P. (the "Consolidated Partnership"), a limited partnership of which the Company owned greater than a 50% interest, to Middle Bay. The Company is engaged in the acquisition, development and production of oil and natural gas in the contiguous United States. The Company considers its business to be a single operating segment.

         The Consolidated Partnership was formed from thirty-four managed limited partnerships effective June 30, 1997 (the "Consolidation") The Company had a 4.1% carried revenue interest as general partner in addition to its proportional interest as a limited partner of approximately 56.2%.

SIGNIFICANT ACCOUNTING POLICIES

         The Company's accounting policies reflect industry standards and conform to generally accepted accounting principles. The more significant of such policies are described below.

PRINCIPLES OF CONSOLIDATION

         In 1998, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Enex Securities Corporation and until September 30, 1998, the accounts of the Consolidated Partnership. In 1997, the financial statements include the accounts of the Company, its wholly owned subsidiaries, Enex Securities Corporation and Gulf-Tex Maintenance Corporation and the Consolidated Partnership and until June 30, 1997, the Company's pro rata share of the assets, liabilities, revenues and expenses of the managed limited partnerships in which it participated as the general partner. The equity of minority partners in the Consolidated Partnership was shown in the financial statements as "minority interest". All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company classifies all cash investments with original maturities of three months or less as cash.

                    ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTS RECEIVABLE-JOINT OWNERS

         The Company, as operator for jointly-owned properties, bills joint owners monthly for cost expended by the Company for the joint owners' share of operating costs and capital expenditures.

OIL AND GAS PROPERTY

         The Company follows the successful efforts method of accounting for oil and gas properties, and accordingly, capitalizes all direct costs incurred in connection with the acquisition, drilling and development of productive oil and gas properties. Costs associated with unsuccessful exploration are charged to expense currently. Geological and geophysical costs and costs of carrying and retaining unevaluated properties are charged to expense. Depletion, depreciation and amortization of capitalized costs are computed separately for each property based on the unit of production method using only proved oil and gas reserves. In arriving at such rates, commercially recoverable reserves have been estimated by independent petroleum engineering firms. The Company reviews its undeveloped properties continually and charges them to expense on a property by property basis when it is determined that they have been condemned by dry holes, or will not be retained, sold or drilled upon. Gains and losses are recorded on sales of entire interests in proved or unproved properties. For the years ended December 31, 1998 and 1997, the Company realized gains on sales of properties of $1,074,000 and $924,000, respectively. The Company has not capitalized any internal costs into property.

         The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. This review consists of a comparison of the carrying value of the asset to the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows, assuming escalated prices, are less than the carrying value of the asset, an impairment exists and is measured as the excess of the carrying value over the estimated fair value of the asset. The Company estimates discounted future net cash flows to determine fair value. Any impairment provisions recognized are permanent and may not be restored in the future.

         The Company's proved properties were assessed for impairment on an individual field basis and the Company recorded an impairment provision in 1998 of $189,000. No impairment provision was recorded in 1997.

                    ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

MANAGED LIMITED PARTNERSHIPS

         For the nine months ended September 30, 1998 and for the six months ended December 31, 1997, the Company served as general partner of the Consolidated Partnership and also participated as a limited partner. For the six months ended June 30, 1997, the Company served as general partner for 39 publicly offered limited partnerships of Enex Program I Partners, L.P., Enex Oil and Gas Income Programs II, III, IV, V and VI, Enex Income and Retirement Fund, Enex 88-89 Income and Retirement Fund, and Enex 90-91 Income and Retirement Fund.

         As general partner of the Consolidated Partnership, the Company was entitled to 4.1% of the Consolidated Partnership's oil and gas revenues less 4.1% of the expenses, other than the costs of acquiring oil and gas properties. The Company recognized its share of these net revenues as production was sold to third parties.

         In addition to the above, the Company was reimbursed for direct expenditures made on behalf of the partnership operations. Overhead billed to the managed limited partnerships, which was treated as a reduction of general and administrative expenses prior to the Consolidation, was $1,103,000 for the six months ended June 30, 1997. General and administrative expenses for the six months ended December 31, 1997 billed to the managed limited partnerships reduced minority interest share of net income by $228,000.

OTHER PROPERTY AND EQUIPMENT

         Other property and equipment are stated at cost and depreciation is computed on the straight-line method over appropriate lives not to exceed five years. Additions and betterments which provide benefits to several periods are capitalized.

ENVIRONMENTAL LIABILITIES

         Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Company's commitment to a formal plan of action.

REVENUE

         Oil and gas revenues are recorded using the sales method, whereby the Company recognizes revenues based on the amount of oil and gas sold to purchasers on its behalf. The revenue imbalance for 1998 and 1997 was immaterial.

                    ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

         The Company uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are determined by applying enacted statutory tax rates applicable to future years to the difference between the financial statement and tax basis of assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date.

STOCK BASED COMPENSATION

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock Based Compensation", which establishes financial accounting and reporting standards for stock based compensation plans. The statement provides the option to continue under the accounting provisions of APB Opinion No. 25, while requiring proforma footnote disclosures of the effects of net income and earnings per share, calculated as if the new method had been implemented. The Company adopted the financial reporting provisions of SFAS No. 123, but continues under the accounting provisions of APB Opinion No. 25.

EARNINGS PER SHARE

         Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options, warrants and convertible preferred stock.

CONCENTRATIONS OF MARKET RISK

         The future results of the Company will be affected by the market prices of oil and natural gas. The availability of a ready market for natural gas and oil in the future will depend on numerous factors beyond the control of the Company, including weather, production of other natural gas and crude oil, imports, marketing of competitive fuels, proximity and capacity of oil and gas pipelines and other transportation facilities, any oversupply or undersupply of gas and oil, the regulatory environment, and other regional and political events, none of which can be predicted with certainty.

                    ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(1)       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (continued)

CONCENTRATIONS OF CREDIT RISK

         Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash investments with high credit qualified financial institutions. Risk with respect to receivables is concentrated primarily in the current production revenue receivable from multiple oil and gas producers, both major and independent, and is typical in the industry. No single customer accounted for greater than 10% of the Company's total oil and gas sales for the years ended December 31, 1998 and 1997.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for and disclosures of derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for financial statements for periods beginning after June 15, 1999. As the Company historically has not entered into derivative instruments for non-trading (hedging) purposes or for trading purposes, the Company does not expect this statement to have a material impact on its financial condition or results of operations upon implementation.

USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain reclassifications of prior period amounts have been made to conform to the current presentation.

                    ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(2) CONSOLIDATED PARTNERSHIP DIVESTITURE AND RECEIPT OF PREFERRED STOCK OF MIDDLE BAY

        On December 29, 1998, the Company sold all of its units of the Consolidated Partnership to Middle Bay. The sale consisted of an exchange offer (the "Exchange Offer") whereby the Company exchanged each Consolidated Partnership unit for 2.086 shares of Middle Bay Series C Preferred Stock ("Middle Bay Preferred Stock"). In connection with the Exchange Offer, a proposal was submitted to the limited partners in the Consolidated Partnership to amend the partnership agreement to provide for the transfer of all of the assets and liabilities of the Consolidated Partnership to Middle Bay as of October 1, 1998 and dissolve the Consolidated Partnership. The Exchange Offer was approved on December 29, 1998 and 2,177,481 shares of Middle Bay Preferred Stock were issued for 100% of the outstanding limited partner units. The Company was issued 1,293,522 shares of Middle Bay Preferred Stock for its limited partner ownership in the Consolidated Partnership.

        As a holder of Series C the Company is entitled to receive cumulative cash dividends in an amount per share of $0.50 per year (10% annual rate), payable semi-annually on March 31 and September 30 of each year. These dividends are payable in preference to and prior to the payment of any dividend or distribution to any holder of Middle Bay common stock or other junior security. The Series C dividends began to accrue on December 30, 1998. Middle Bay's primary bank has granted Middle Bay a waiver allowing it to pay the dividends on the Series C as long as no default or event of default exists or would exist as a result of any Series C dividend payment. The Series C has a liquidation preference of $5.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends. The liquidation preference of Series C ranks on parity with Middle Bay's Series B Preferred Stock outstanding. As of December 31, 1998, Middle Bay had no other preferred stock outstanding.

        Each share of Series C is convertible into one share of Middle Bay common stock. On or after January 1, 2000, Middle Bay may redeem all or a portion of the Series C, at its option, at a purchase price of $5.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends.

        The Series C is generally nonvoting; however, holders of Series C are entitled to vote on any amendment, alteration or appeal of any provision of Middle Bay's Articles of Incorporation which would adversely affect any holder's rights and preferences.

                    ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(2) CONSOLIDATED PARTNERSHIP DIVESTITURE AND RECEIPT OF PREFERRED STOCK OF MIDDLE BAY (continued)

         The following pro forma data presents the results of the Company for the twelve months ended December 31, 1998 and 1997, as if the divestiture of the Consolidated Partnership had occurred on January 1, 1997. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the divestiture been consummated as presented. Dollars are presented in thousands, except for per share amounts.


                                                                                 ProForma
                                                                                (Unaudited)
                                                                           1998             1997
                                                                           ----             ----
      Total revenues excluding dividend income                            $1,738           $2,417
      Preferred dividend income                                              647              647
      Net income (loss) available to stockholders                           (604)             908
      Net income (loss) per share available to stockholders                (0.45)            0.67


(3)  MIDDLE BAY TENDER OFFER

         On March 27, 1998, Middle Bay purchased 1,064,432 of the outstanding common shares of the Company for $15,966,480. Middle Bay purchased the common shares through a cash tender offer that commenced February 19, 1998. Over the three-week period ended December 23, 1998, Middle Bay acquired an additional 9,747 shares (approximately 0.80%) of the outstanding common shares of the Company.

 (4) RELATED PARTY TRANSACTIONS

         The Company has a note receivable from Middle Bay, an owner of 80% of the outstanding common stock of the Company, as of December 31, 1998 of $5,148,000. The principal balance of the note accrues interest at the prime rate and is due on demand. The note consists of advances to Middle Bay for general corporate purposes and is unsecured. Interest of $227,000 was accrued on the note as of December 31, 1998.

        Middle Bay financed its tender offer with cash provided by Compass Bank and Bank of Oklahoma (the "Banks"). The debt proceeds used to finance the tender offer, approximately $15.9 million, was shown on the balance sheet of Middle Bay. Pursuant to the terms of the credit agreement between Middle Bay, the Company and the Banks, the Banks hold a security interest in certain oil and gas properties of the Company. If certain properties are sold by the Company an amount determined by the Banks would have to be paid on the outstanding principal balance of the debt. The debt payment could be made by Middle Bay

                    ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(4)      RELATED PARTY TRANSACTIONS (continued)

or the Company. Amounts paid to the Banks by the Company would reduce the amount of sales proceeds the Company would retain. Amounts paid to the Banks by Middle Bay would reduce the amount of cash available to be paid to the Company. The principal balance of debt outstanding on Middle Bay's financial statements at December 31, 1998 was approximately $27.5 million.

         All of the officers and directors of the Company also serve as the officers and directors of Middle Bay.

 (5) INCOME TAXES

         Income tax expense for the years ended December 31 consisted of the following:


                                                                          1998             1997
                                                                          ----             ----
   Current                                                           $        ----      $       ----
   Deferred                                                                 17,720            16,082
                                                                     -------------      ------------
     Total                                                           $      17,720      $     16,082
                                                                     =============      ============


         The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows:


                                                                               1998             1997
                                                                               ----             ----
Income tax (benefit) expense at statutory rate                             $   (204,489)     $   673,797
Increase (decrease) in valuation allowance                                      222,209         (727,041)
Nondeductible stock option expense                                                  ---           70,380
Decrease due to other items                                                         ---           (1,054)
                                                                           -------------     -------------
Income tax expense                                                         $      17,720     $    16,082
                                                                           =============     =============


                                     ENEX RESOURCES CORPORATION AND SUBSIDIARY

                                    Notes to Consolidated Financial Statements
                                            December 31, 1998 and 1997

(5) INCOME TAXES (continued)

         The Company's net deferred tax asset at December 31, 1998 and 1997 is as follows:


                                                    1998             1997
                                                    ----             ----
Deferred tax liability
    Other                                               ----          63,952

Deferred tax assets
     Oil and gas properties                         (595,120)     (5,080,936)
     NOL carryforward                             (1,454,218)     (1,015,224)
     Other                                          (168,075)        (72,940)
                                                -------------    -----------
                                                  (2,217,413)     (6,169,100)
Valuation allowance                                2,017,534       5,379,820
                                                -------------    -----------
Net deferred tax asset                          $   (199,879)     $ (725,328)
                                                =============    ===========


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible and the Section 382 limitation discussed below, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998 and 1997. The valuation allowance decreased $3,362,286 during 1998 and increased $727,041 during 1997. The 1998 decrease in the valuation allowance includes approximately $3,140,000 attributable to the disposition of the Consolidated Partnership.

         In March 1998, 79.2% of the Company's common stock was acquired by Middle Bay, at which time the Company had a net operating loss carryforward of approximately $5,200,000. These net operating losses expire in varying amounts through 2012, and their utilization is limited due to an ownership change pursuant to Section 382 triggered by Middle Bay's acquisition of the Company's common stock.

         As of December 31, 1998, the Company had net operating loss carryforwards of approximately $4,280,000, which expire through the year 2018.

(6)  STOCK OPTION PLANS

At December 31, 1998, the Company had an incentive stock option plan and a nonqualified stock option plan, which authorize the issuance of options to purchase up to 362,000 shares of common stock to directors, officers and key employees. The Company has also issued options not covered by a plan. The Company applies the intrinsic value method for accounting for stock based compensation in accordance

                    ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(6)  STOCK OPTION PLANS (continued)

with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations; accordingly, $207,000 of compensation expense was recognized in the first quarter of 1997 for certain options that were issued at an exercise price that was less than the market price of the Company's common stock at the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for stock options granted during 1997, the Company's net income and income per share would have been decreased to the pro forma amounts listed below:

                                                   1997
                                                   ----
Net  income             As Reported           $   1,965,675
                        Pro Forma                 1,644,963

Basic income            As Reported           $        1.45
                        Pro Forma                      1.21

Diluted income          As Reported           $        1.37
                        Pro Forma                      1.13


         The weighted average fair value of stock options granted during 1997 was $1.99 per share. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grants in 1997; 3% dividend yield; expected volatility of 15%; weighted average risk-free interest rate of 6.50%; and expected life of 10 years. No stock options were granted during 1998.

         In conjunction with the tender offer by Middle Bay, the Company paid to the option holders at the tender offer date the difference between the tender offer price of $15 and the exercise price of the options and retired the options. Options to acquire 143,000 shares of Company common stock were purchased in conjunction with the tender offer for $826,250 which was recorded as general and administrative expense.

                         ENEX RESOURCES CORPORATION AND SUBSIDIARY

                        Notes to Consolidated Financial Statements
                                  December 31, 1998 and 1997

(6)  STOCK OPTION PLANS (continued)

          At December 31, 1998 there were 209,000 shares of common stock available for grant under the stock option plans. The plans are administered by the Compensation Committee of the Board of Directors.

         Information relating to stock options is summarized below:


                                                                                           AVERAGE
                                                                                        EXERCISE PRICE
                                                                          SHARES           PER SHARE
                                                                         --------       --------------
         Options outstanding at January 1, 1997....................       163,500            $4.95
         Granted  .................................................       125,000            $9.88
         Expired...................................................       (36,000)           $3.75
         Renewed...................................................        36,000            $3.75
         Exercised.................................................      (110,500)           $3.62
                                                                         --------
         Options outstanding at December 31, 1997..................       178,000            $9.25
         Buyout ...................................................      (143,000)           $9.22
         Canceled .................................................       (25,000)           $9.88
         Exercised.................................................       (10,000)           $8.00
                                                                         --------
         Options outstanding at December 31, 1998..................          ----
                                                                             ====


(7)  STOCKHOLDERS EQUITY

EARNINGS PER SHARE

         The following table provides a reconciliation between basic and diluted earnings (loss) per share:


                                                                     WEIGHT AVERAGE        PER
                                                                      COMMON SHARES       SHARE
                                           NET EARNINGS (LOSS)         OUTSTANDING        AMOUNT
                                           -------------------       --------------      -------
Year Ended December 31, 1998:
   Basic loss per share                      $     (619,157)            1,342,637       $   (0.46)
   Effect of dilutive stock options                     ---                   ---             ---
   Diluted loss per share                    $     (619,157)            1,342,637       $   (0.46)

Year Ended December 31, 1997:
   Basic earnings per share                  $     1,965,675            1,351,056       $    1.45
   Effect of dilutive stock options                      ---               86,515             .08
   Diluted earnings per share                $     1,965,675            1,437,571       $    1.37


         At December 31, 1998 the Company had no common stock equivalents outstanding.

                    ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(8) COMMITMENTS AND CONTINGENCIES

         As of December 31, 1998, the Company had $550,432 of irrevocable standby letters of credit outstanding.

         At June 30, 1997, the Company was committed to offer to repurchase the limited partners' interest in certain of its managed limited partnerships at annual intervals. The purchase price was based primarily on reserve reports prepared by independent petroleum engineers, reduced by a risk factor. Generally, for the first three annual purchase offers after the formation of a partnership, the Company's annual repurchase obligation was limited to the lesser of 10% to 25% of initial partnership subscriptions or $1,000,000 per partnership. Effective June 30, 1997, the Company was committed to offer to purchase the limited partners' interests in the Consolidated Partnership at annual intervals. As of December 31, 1997, such commitments totaled $5,115,761.

          For the nine months ended September 30, 1998 and for the year ended December 31, 1997, the Company paid $94,478 and $569,792, respectively, to repurchase limited partner interests. Due to the sale of all of its units in the Consolidated Partnership effective October 1, 1998 and the dissolution of the Consolidated Partnership, the Company is no longer committed to repurchase any limited partner units in the Consolidated Partnership.

         The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.

                   ENEX RESOURCES CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                          December 31, 1998 and 1997

(9)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

CAPITALIZED COSTS AND COSTS INCURRED

         The following tables present the capitalized costs related to oil and gas producing activities and the related depreciation, depletion, amortization and impairment and costs incurred in oil and gas property acquisition, exploration and development activities (in thousands):


                                                                         1998             1997
                                                                         ----             ----
CAPITALIZED COSTS

Proved properties                                                    $     3,662      $    19,912
Accumulated depreciation, depletion, amortization
    and impairment                                                        (2,798)          (7,032)
                                                                     -----------      -----------
         Net capitalized costs                                       $       864      $    12,880
                                                                     ===========      ===========


COSTS INCURRED

Proved properties                                                    $       ---      $       346
Development costs                                                            350              412
                                                                     -----------      -----------
         Total                                                       $       350      $       758
                                                                     ===========      ===========

Depletion, depreciation, amortization
    and impairment                                                   $     1,929      $     1,605
                                                                     ===========      ===========


ESTIMATED QUANTITIES OF RESERVES

         The Company has interests in oil and gas properties that are located principally in Texas. The Company does not own or lease any oil and gas properties outside the United States. There are no quantities of oil and gas subject to long-term supply or similar agreements with any governmental agencies.

         The Company retains independent engineering firms to provide year-end estimates of the Company's future net recoverable oil, gas and natural gas liquids reserves. In 1998, such estimates were prepared by H.J. Gruy & Associates, Inc. and Lee Keeling & Associates, Inc. In 1997, such estimates were prepared by and H.J. Gruy & Associates, Inc. and company personnel. The reserve information was prepared in accordance with guidelines established by the Securities and Exchange Commission.

                    ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(9)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (continued)

ESTIMATED QUANTITIES OF RESERVES  (continued)

         Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells or on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

         The sale of reserves in place includes the sale of the reserves attributable to the Consolidated Partnership discussed in Note 2. At December 31, 1998, the reserves shown are only the reserves directly owned by the Company.

         Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:


                                                                      Years Ended
                                                                      December 31

                                                    1998                                       1997
                                                    ----                                       ----
                                           OIL                 GAS                   OIL              GAS
PROVED RESERVES                         (BARRELS)             (MCF)               (BARRELS)          (MCF)
---------------                         ---------             -----               ---------          -----
Beginning of year                       1,299,556          14,915,559              811,930        12,980,903
Revisions of previous estimates          (258,651)          5,734,679               49,386          (948,061)
Additions from minority interest                                                   456,027         2,617,242
Purchases of reserves in place                ---                 ---              364,252         2,321,700
Sale of reserves in place                (752,704)         (9,926,321)            (104,810)         (320,521)
Production for the year                  (227,976)         (1,461,306)            (277,229)       (1,735,704)
                                        ---------          ----------            ---------        ----------
End of year                                60,225           9,262,611            1,299,556        14,915,559
                                        =========          ==========            =========        ==========
Minority interest in proved reserves          ---                 ---             490, 745         4,727,790
                                        =========          ==========            =========        ==========
PROVED DEVELOPED RESERVES
Beginning of year                       1,299,556          14,915,559              745,998        12,980,903
End of year                                60,225           6,865,911            1,299,556        14,915,559

Minority interest in proved
  developed reserves                          ---                 ---             490, 745         4,727,790
                                        =========          ==========            =========        ==========


                    ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(9)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES

         The following is a summary of the standardized measure of discounted future net cash flows related to the Company's proved oil and gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves are computed using oil and gas prices as of the end of each period presented. Future development and production costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future. Estimated future income taxes were calculated by applying statutory tax rates (based on current law adjusted for permanent differences and tax credits) to the estimated future pre-tax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

         The Company cautions against using this data to determine the value of its oil and gas properties. To obtain the best estimate of the fair value of the oil and gas properties, forecasts of future economic conditions, varying discount rates, and consideration of other than proved reserves would have to be incorporated into the calculation. In addition, there are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production that impair the usefulness of the data.

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves are summarized as follows (in thousands):

                                                                              Years Ended
                                                                              December 31

                                                                         1998             1997
                                                                         ----             ----
Future cash inflows                                                  $    20,352      $    53,706
Future production costs and development costs                           ( 11,884)         (19,580)
Future income tax expenses                                                  (338)             ---
                                                                     ------------     ------------
Future net cash flows                                                      8,130           34,126
10% discount to reflect timing of cash flows                              (4,400)         (13,946)
                                                                     ------------         --------
Standardized measure of discounted
    future net cash flows                                            $     3,730      $   20,180
                                                                     ===========      ============

                    ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(9)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES (continued)

         The following are the principal sources of changes in the standardized measure of discounted future net cash flows (in thousands):

                                                                               Years Ended
                                                                               December 31

                                                                         1998             1997
                                                                         ----             ----
Sales of oil and gas, net of production cost                         $   ( 2,490)      $(  5,133)
Net changes in price and production cost                                 ( 3,048)         (12,778)
Purchase of reserves                                                         ---            3,994
Sale of reserves                                                         (12,080)          (1,000)
Revisions of previous quantity estimates                                   1,547             (573)
Increase in reserves due to consolidation of
  managed limited partnerships                                               ---            4,783
Net change in income taxes                                                 (174)            4,309
Accretion of discount                                                     2,018             2,841
Changes in production rates (timing) and other                           (2,223)             (367)
                                                                         -------            -----
Change in standardized measure of
  discounted future net cash flows                                    $ (16,450)       $  (3,924)
                                                                      ==========       ==========

         During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. The situation has had a destabilizing effect on the crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The year end prices of oil and gas at December 31, 1998 and 1997, used in the above table were $9.50 and $16.18 per barrel of oil and $2.10 and $2.54 per thousand cubic feet of gas, respectively.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Prior to the tender offer by Middle Bay and the acquisition of approximately 79% of the Company's outstanding common stock, the directors and executive officers of the Company were Gerald B. Eckley, Wiliam C. Hooper, Jr., Stuart Strasner, Martin J. Freedman, James T. Shorney, and Robert D. Carl III. Subsequent to the tender offer, the directors and officers of Middle Bay replaced the previous directors and officers of the Company.

         The following table sets forth the executive officers and directors of the Company as of December 31, 1998. All directors serve for a one-year term or until the next Annual Meeting of Shareholders of the Company. The Board of Directors held two meetings during the fiscal year ended December 31, 1998. Executive officers serve at the pleasure of the Board of Directors.


                                                                                      Director
          Name                     Age              Position(s) Held                   Since
          ----                     ---              ----------------                   -----
John J. Bassett                     40           Chairman, President and                1998
                                                 Chief Executive Officer

C. J. Lett, III                     41          Executive Vice President                1998

Frank C. Turner, II (1)             38          Vice President and Chief                 N/A
                                                   Financial Officer

Stephen W. Herod                    39               Vice President                     1998

Robert W. Hammons                   45               Vice President                      N/A

Edward P. Turner, Jr. (1)           69                  Director                        1998

Frank E. Bolling, Jr.               39                  Director                        1998

Alvin V. Shoemaker                  60                  Director                        1998

Gary R. Christopher                 49                  Director                        1998


(1)  Edward P. Turner, Jr. and Frank C. Turner, II, are father and son.

         JOHN J. BASSETT has served as President, Chief Executive Officer and a director of Middle Bay and since 1992 and was elected Chairman of the Board of Directors in 1992. From 1987 to 1992, he served as President of the general partner of the partnership that was consolidated into Middle Bay.
Mr. Bassett was


                                     III-1
a director and President of Bay City Energy Group, Inc., a principal shareholder of the Company, from 1987 to 1996.

         STEPHEN W. HEROD has served as Vice President - Corporate Development and a director of Middle Bay since July 1, 1997. Mr. Herod served as President and a director of Shore Oil Company from April 1992 until the merger of Shore and Middle Bay on June 30, 1997. He joined Shore's predecessor as Controller in February 1991. In addition, Mr. Herod was employed by Conquest Exploration Company from 1984 until 1991 in various financial management positions, including Operations Accounting Manager. From 1981 to 1984, Superior Oil Company employed Mr. Herod as a financial analyst.

         FRANK C. TURNER, II has served as Vice President and Chief Financial Officer for Middle Bay since its organization as a corporation in 1992. Since 1990, he served as Vice President of Finance for the general partner of the partnership that consolidated into Middle Bay. From 1987 to 1990, Mr. Turner was employed by Sonat, Inc. as a financial analyst. He also serves as a director and Vice President of Bay City Energy Group, Inc.

         ROBERT W. HAMMONS was hired by Middle Bay in April, 1992 as a reservoir engineer. Mr. Hammons was appointed Vice President of Engineering of Middle Bay in 1993. Prior to his employment with Middle Bay, he had worked with Bay City Minerals, Inc. as an independent petroleum engineering consultant since 1987. Prior to 1987, Mr. Hammons was employed as manager of reservoir engineering for Marion Corporation.

         EDWARD P. TURNER, JR. served as President of Bay City Minerals, Inc. from 1975 to 1987. He is a member of the Alabama State Bar and a managing partner of the law firm of Turner, Onderdonk, Kimbrough & Howell, P.A., in Chatom, Alabama. A substantial amount of his practice is devoted to oil and gas law. Mr. Turner also serves as a director of Bay City Energy Group, Inc.

         FRANK E. BOLLING, JR. has been employed by Midstream Fuel
Services, Inc. as Vice President of Retail Operations since February, 1995. Prior to his employment with Midstream, Mr. Bolling served as Vice President and General Manager of Dantzler Bulk Plant, Inc., a distributor for Chevron U.S.A., Inc. with annual sales in excess of $25 million. Mr. Bolling served as sales manager for Dantzler from 1987 to 1989. Prior to 1987, Mr. Bolling was employed by Bay City Minerals, Inc.

         ALVIN V. SHOEMAKER is a former Chairman of the Board of First Boston Corporation and former President of Blyth Eastman Paine Webber. He has also worked for the U.S. Treasury. He has been Chairman of the Board of Trustees of the University of Pennsylvania, Vice Chairman of the Securities Industry Association and a director of Harcourt Brace Jovanovich, Royal Insurance of America, Hanover Compressor Company, the Council on Foreign Relations and the Wharton School of Finance Board.

         GARY R. CHRISTOPHER is Acquisitions Coordinator of Kaiser-Francis Oil Company, a position he has held since February 1996. From 1991 to 1996, Mr. Christopher served as Senior Vice President and


                                     III-2

Manager of Energy Lending for the Bank of Oklahoma. He continues to serve as a consultant to the Bank of Oklahoma. Kaiser-Francis Oil Company owns 3,333,334 shares of the Company's common stock.

         C. J. LETT, III has served as Executive Vice President and a director for Middle Bay since the merger of Middle Bay and Bison Energy Corporation on February 28, 1997. Mr. Lett was President and a director of Bison Energy Corporation from 1981 to 1997.

    (b)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and any persons who own more than 10% of the Company's common stock to file with the Securities and Exchange Commission reports of ownership and changes in ownership of such securities. None of the directors and executive officers owned any Company common stock during 1998. The Company has no knowledge of whether FMR has timely filed all required filings under Section 16(a) with regard to the Company's common stock during 1998.

ITEM 10. EXECUTIVE COMPENSATION

(a)  SUMMARY COMPENSATION TABLE

     The table below presents information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1996, 1997 and 1998, of those persons who were
(I) the chief executive officer and (ii) the other executive officers of the Company (the "Named Officers") who earned at least $100,000 during the fiscal year ended December 31, 1998. None of the officers of Middle Bay that were appointed officers of the Company were paid any compensation by the Company during the period ended December 31, 1998.


                              ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                              -------------------           ----------------------
                                                          AWARDS        PAYOUTS
                                                          ------        -------
                                                          Shares        All
Name and                                                  Underlying    Other
Principal Position        Year     Salary       Bonus     Options       Compensation
------------------        ----    --------     -------    ----------    ------------
------------------------------------------------------------------------------------
Gerald B. Eckley          1998    $110,000     $---         ---         $198,125 (4)
President  (1)            1997    $240,000     $54,984      25,000      $370,000 (2)
                          1996    $240,000     $53,000      - 0 -       $ 23,368 (3)

James A. Klein            1998    $ 46,586     $---         ---         $163,125 (4)
Controller (1)            1997    $ 71,167     $33,874      25,000      $ 76,875 (2)

------------------------------------------------------------------------------------


(1)      Mr. Eckley resigned on June 15, 1998 and Mr Klein resigned on July 1,
         1998.


                                     III-3

(2) The amounts shown represent the value realized upon the exercise of options to purchase Company common stock.

(3) The amounts shown represent the aggregate value of monthly contributions of shares of the Company's common stock equal to 50% of a participant's open market purchases of the Company's common stock for the preceding month (limited to a maximum of 2,500 shares per participant per year) pursuant to the Company's Employee Stock Purchase Program (the "Program"). All officers, directors and full-time employees were eligible to participate in the Program until it was terminated in 1996.

(4) The long term compensation in 1998 represents the buyout, in connection with the Middle Bay tender offer, of the options granted to certain employees. The buyout was the difference between the tender offer price of $15 and the exercise price of the options multiplied by the number of options outstanding for each employee.

(b)  OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted to any executive officer or director of the Company during the year ended December 31, 1998.

(c) AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUE TABLE AS OF DECEMBER 31, 1998

     No executive officer or director of the Company exercised any options or held any unexercised options at December 31, 1998.

(d)  COMPENSATION OF DIRECTORS

     In 1998, in conjunction with the tender offer by Middle Bay, each nonemployee director that was replaced with Middle Bay's directors, received a cash payment equal to the difference between the tender offer price of $15 per share and the exercise prices of the options owned multiplied by the number of shares under option. Each nonemployee director, except William C. Hooper who received $120,000, received payments of $86,250.

     Each nonemployee director that was replaced with Middle Bay's directors, received $1,200 as compensation for each meeting which he attended in person and $1,800 per calendar quarter.

(e) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENT


                                     III-4

     In conjunction with the tender offer by Middle Bay, the employment agreement between the Company and Mr. Eckley was replaced with a consulting agreement between Middle Bay and Mr. Eckley. Middle Bay entered into a consulting agreement, effective April 15, 1998, with Mr. Eckley that provides for monthly payments of $20,000 until expiration of the agreement on May 18, 2002. The monthly payments serve as consideration for consulting, a covenant not to compete and a preferential right to purchase certain oil and gas acquisitions which the former president controls or proposes to acquire during the term of the agreement. Middle Bay will reimburse Mr. Eckley each month for reasonable and necessary business expenses incurred in connection with the performance of consulting services. The agreement survives Mr. Eckley and his spouse and is nonassignable.

     The employment agreement between the Company and Mr. Eckley, the former president of the Company, provided for a minimum salary of $200,000 per year for a five-year term beginning each May 19. Salary increases were at the discretion of the Board of Directors. Mr. Eckley's base salary was $240,000 in 1997. So long as Mr. Eckley was employed by the Company, the agreement would be automatically extended for an additional year every May 19 unless Mr. Eckley or the Board elected to terminate the automatic extension feature. The agreement provided for compensation continuation benefits in the event of Mr. Eckley's death or disability. If Mr. Eckley terminated the agreement following a change of control of the Company, for a breach of the material provisions of the agreement or because performance of his duties becomes hazardous to his health, he would remain entitled to the full base compensation then in effect, as severance pay, until the expiration of the agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth the shares of the Company's common stock beneficially owned by those persons known by the Company to be the beneficial owner of more than five percent of the Company's issued and outstanding common stock as of December 31, 1998:


         Title of               Name and Address of            Amount and Nature of         Percent of
          Class                  Beneficial Owner              Beneficial Ownership           Class
         --------                ----------------              --------------------         ----------
          Common          Middle Bay Oil Co., Inc. (1)               1,074,179                80.0%
                              1221 Lamar Street, Ste. 1020
                              Houston, TX 77010

          Common          FMR Corp. (2)                                144,300                10.7%
                              82 Devonshire Street
                              Boston, MA  02109


(1) On March 27, 1998, Middle Bay acquired 1,064,432 shares of common stock pursuant to Middle Bay's tender offer which began February 19, 1998.

(2) FMR Corp. ("FMR") is a holding company, one of whose principal assets is the capital stock of Fidelity Management and Research Company ("Fidelity"), the investment advisor to a large number of investment companies (the "Fidelity Funds"), including the Fidelity Low-Priced Stock Fund, which owns the shares shown in the table. FMR, through its control of Fidelity, and the Chairman of FMR each has sole power to dispose of such shares. Neither FMR nor its principal shareholder has the sole power to vote or direct the voting of such shares, which power


                                     III-5
resides with the Fidelity Funds' Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds' Board of Trustees. All information regarding FMR was obtained from Amendment No. 5 to Schedule 13G filed by FMR with the SEC on February 14, 1998.

         (b)     SECURITY OWNERSHIP OF MANAGEMENT

         No officer or director of Enex owns shares in the Company. However, the officers and directors of Enex own shares in Middle Bay, the majority owner of Enex. The following table sets forth the shares of Middle Bay's common stock beneficially owned by each director and executive officer and all directors and executive officers as a group, all as of March 1, 1999:


    Conv. Preferred                           Name and Address of          Amount and Nature of        Percent of
       & Options             Stock             Beneficial Owner            Beneficial Ownership(6)        Class
       ---------             -----             ----------------            --------------------        ----------

         222,000               25,211       John J. Bassett                       247,211                  2.5%
                                            4326 Noble Oak Trail
                                            Houston, TX  77059

         136,500               14,296       Frank C. Turner, II                   150,796                  1.5%
                                            1406 Tallow Court
                                            Seabrook, TX  77586

         156,500                6,996       Robert W. Hammons                     163,496                  1.7%
                                            915 Kentbury Court
                                            Katy, TX  77450

          13,500                   --       Lynn M. Davis                          13,500                   --
                                            121 Donna Circle
                                            Daphne, AL  36526

          49,734              376,241       Edward P. Turner, Jr.(1)              425,975                  4.3%
                                            100 Central Avenue
                                            Chatom, AL  36518

          47,000            1,187,556       C. J. Lett, III(2)                  1,234,556                 12.6%
                                            9320 East Central
                                            Wichita, KS  67206

          49,533                   --       Frank E. Bolling, Jr.                  49,533                  0.5%
                                            3830 Kendale Drive
                                            Gautier, MS  39553

          15,000               13,000       Gary R Christopher(3)                  28,000                  0.3%
                                            6733 South Yale
                                            Tulsa, OK  74136

         132,466              684,222       Alvin V. Shoemaker(4)                 816,688                  8.3%
                                            8800 First Avenue
                                            Stone Harbor, NJ 08247

                                    III-6

          70,867              109,816       Stephen W. Herod(5)                   180,683                  1.8%
                                            1110 Briar Ridge Drive
                                            Houston, TX 77057

                                            All executive officers and
                                            directors as a group
                                            (10 persons)                        3,310,438                 33.7%

(1) Includes 362,803 shares owned by Bay City Energy Group, Inc. in which Mr. Turner has indirect voting control but not a direct beneficial interest, and 13,438 shares over which Mr. Turner has sole voting and dispositive power.

(2) Mr. Lett was named Executive Vice President and a director of Middle Bay on February 28, 1997 in connection with Middle Bay's Bison Merger.

(3) Mr. Christopher is an officer of Kaiser-Francis Oil Company, which is the beneficial owner of 3,333,334 of Middle Bay's common shares.

(4) Mr. Shoemaker was named a director of Middle Bay in July 1997 in connection with the Shore Oil Company merger. Consists of 117,466 shares of Series B preferred stock convertible into 117,466 common shares of Middle Bay.

(5) Mr. Herod was named Vice President - Corporate Development and a director of Middle Bay in July 1997 in connection with the Shore Oil Company merger. Consists of 15,867 shares of Series B preferred stock convertible into 15,867 common shares of Middle Bay.

(6) The nature of beneficial ownership for all shares is sole voting and investment power.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has a note receivable from Middle Bay, an owner of 80% of the outstanding common stock of the Company, as of December 31, 1998 of $5,148,000. The principal balance of the note accrues interest at the prime rate and is due on demand. The note consists of advances to Middle Bay for general corporate purposes and is unsecured. Interest of $227,000 was accrued on the note as of December 31, 1998.

        Middle Bay financed its tender offer with cash provided by Compass Bank and Bank of Oklahoma (the "Banks"). The debt proceeds used to finance the tender offer, approximately $15.9 million, was shown on the balance sheet of Middle Bay. Pursuant to the terms of the credit agreement between Middle Bay, the Company and the Banks, the Banks hold a security interest in certain oil and gas properties of the Company. If certain properties are sold by the Company an amount determined by the Banks would have to be paid on the outstanding principal balance of the debt. The debt payment could be made by Middle Bay or the Company. Amounts paid to the Banks by the Company would reduce the amount of sales proceeds the Company would retain. Amounts paid to the Banks by Middle Bay would reduce the amount of cash available to be paid to the Company. The principal balance of debt outstanding on Middle Bay's financial statements at December 31, 1998 was approximately $27.5 million.

         All of the officers and directors of the Company also serve as the officers and directors of Middle Bay.

                                    III-7

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                        3.1 Certificate of Incorporation of the Company as currently in effect(1)

                        3.2         Bylaws of the Company as currently in
                                    effect(1)

                        4.1         Form of Rights Agreement dated as of
                                    September 4, 1990 between the Companys
                                    predecessor-in-interest, Enex Resources
                                    Corporation, a Colorado corporation (the
                                    APredecessor@), and American Securities
                                    Transfer, Incorporated, as Rights Agent, which includes as exhibits thereto the Form of Rights Certificate and the Summary of Rights to Purchase Common Stock(2)

                       10.1         Enex Employees Stock Purchase Program(3)

                       10.2         1991 Non-Qualified Stock Option Award
                                    Program(3)

                       10.3         1990 Non-Qualified Stock Option Plan(3)

                       10.4         1984 Incentive Stock Option Plan and 1979
                                    Employees Non-Qualified Stock Option Plan(4)

                       10.5         Credit Agreement between the Company and
                                    Middle Bay Oil Company, Inc., as borrower, and Compass Bank, as agent and lender, Bank of Oklahoma, N.A., as a lender, and the other lenders signatory thereto dated March
                                    27, 1998(5)

                       16.1 Letter from Deloitte & Touche, LLP regarding change in certifying public accountants dated October 26, 1998(6)

                       21.1         Subsidiaries of the Company(7)

1.       Incorporated by reference to Exhibits to Form 8-K dated June 30, 1992
2.       Incorporated by reference to Exhibits to Form 8-K dated September 4,
         1990
3.       Incorporated by reference to Exhibits to Registration Statement on
         Form S-8 filed with the Securities and Exchange Commission on March 22, 1993
4.       Incorporated by reference to Exhibits to Registration Statement on
         Form S-8 filed with the Securities and Exchange Commission on July 1, 1992
5. Incorporated by reference to Exhibits to Amendment No. 3 and Final Amendment to Schedule 14D-1 filed by Middle Bay Oil Company, Inc.
         (MBOC) on April 13, 1998
6.       Incorporated by reference to Exhibits to Form 8-K filed October 29,
         1998
7. Incorporated by reference to Exhibits to Annual Report on Form 10-K dated March 16, 1992

         (b)      Reports on Form 8-K


                                      III-8

                   On October 29, 1998, the Company filed a report on Form 8-K under Item 4 notifying of a resignation of independent auditors. On November 12, 1998, this report was updated and amended on Form 8-K/A.


                                       III-9

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                              ENEX RESOURCES CORPORATION
                                                     (Registrant)


                                                /s/ John J. Bassett
                                     By: -------------------------------------
                                              John J. Bassett, President

April 15, 1999


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           APRIL 15, 1999                      /s/ John J. Bassett
   ----------------------------       ----------------------------------------
                Date                               John J. Bassett
                                      Director, President, Chief Executive and
                                                  Operating Officer

           APRIL 15, 1999                      /s/  C.J. Lett III
   ----------------------------       ----------------------------------------
                Date                                C. J. Lett, III
                                        Executive Vice President and Director

           APRIL 15, 1999                     /s/ Stephen W. Herod
   ----------------------------       ----------------------------------------
                Date                              Stephen W. Herod
                                             Vice President and Director

           APRIL 15, 1999                    /s/ Edward P. Turner, Jr.
   ----------------------------       ----------------------------------------
                Date                             Edward P. Turner, Jr.
                                                      Director

           APRIL 15, 1999                    /s/ Frank E. Bolling, Jr.
   ----------------------------       ----------------------------------------
                Date                             Frank E. Bolling, Jr.
                                                      Director

           APRIL 15, 1999                    /s/ Gary R. Christopher
   ----------------------------       ----------------------------------------
                Date                             Gary R. Christopher
                                                      Director

           APRIL 15, 1999                    /s/ Alvin V. Shoemaker
   ----------------------------       ----------------------------------------
                Date                             Alvin V. Shoemaker
                                                      Director