Form 10QSB
period 1999-03-31
ENEX RESOURCES CORP
filed 1999-05-24
CIK 314864

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                For the transition period from ______ to _______

                           Commission File No. 0-9378

                           ENEX RESOURCES CORPORATION
       (Exact name of small business issuer as specified in its charter)

                 DELAWARE                             93-0747806
        (State or other jurisdiction               (I.R.S. Employer
      of incorporation or organization)            Identification No.)

                          1221 LAMAR STREET, SUITE 1020
                                HOUSTON, TX 77010
                    (Address of principal executive offices)

                                 (713) 759-6808
                           (Issuer's telephone number)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X] No [ ]

Number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                          Common stock, $.05 par value
                      1,342,672 shares as of April 30, 1999

            Transitional Small Business Disclosure Format (check one)
                                 Yes [ ] No [X]

                            ENEX RESOURCES CORPORATION

                                       INDEX

                                                                          PAGE
                                                                           NO.
                                                                          ----
PART I.  CONSOLIDATED FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

    Consolidated Balance Sheets-
       March 31, 1999 (Unaudited) and December 31, 1998...................   1
    Consolidated Statements of Operations (Unaudited) -
       Three months ended March 31, 1999 and 1998.........................   2
    Consolidated Statements of Cash Flows (Unaudited) -
       Three months ended March 31, 1999 and 1998.........................   3
    Notes to Consolidated Financial Statements (Unaudited)................   4

  Item 2.  Management's Discussion and Analysis
            Of Financial Condition and Results of Operations..............   9

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................  15

ENEX RESOURCES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                            MARCH 31,
                                                                               1999               DECEMBER 31,
ASSETS                                                                      UNAUDITED                 1998
                                                                          -------------          --------------
CURRENT ASSETS:
  Cash and cash equivalents                                               $           -          $       33,649
  Accounts receivable:
    Oil and gas sales                                                           263,571                 250,763
    Joint owners                                                                 17,053                  29,926
  Prepaid expenses and other current assets                                      20,182                  20,182
                                                                          -------------          --------------
TOTAL CURRENT ASSETS                                                            300,806                 334,520
                                                                          -------------          --------------

PROPERTY:
  Oil and gas properties (successful efforts method)                          3,651,488               3,662,353
  Furniture, fixtures and other (at cost)                                       345,919                 345,919
                                                                          -------------          --------------
                                                                              3,997,407               4,008,272
Less accumulated depreciation,
  depletion and amortization                                                  3,114,993               3,101,968
                                                                          -------------          --------------
NET PROPERTY                                                                    882,414                 906,304
                                                                          -------------          --------------

OTHER ASSETS:
  Preferred Stock-Middle Bay                                                  6,467,610               6,467,610
  Note receivable-Middle Bay                                                  5,477,798               5,147,548
  Deferred tax asset                                                            203,239                 199,879
                                                                          -------------          --------------
TOTAL OTHER ASSETS                                                           12,148,647              11,815,037

TOTAL ASSETS                                                              $  13,331,867          $   13,055,861
                                                                          =============          ==============

See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                      MARCH 31,
                                                                                         1999              DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  UNAUDITED                1998
                                                                                  -----------------     -----------------
CURRENT LIABILITIES:
  Accounts payable                                                                  $      400,262        $      212,514
                                                                                    --------------        --------------
TOTAL CURRENT LIABILITIES                                                                  400,262               212,514
                                                                                    --------------        --------------


STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
  5,000,000 shares authorized; none issued                                                       -                     -
Common stock, $.05 par value;
  10,000,000 shares authorized; 1,804,912 shares issued and
  outstanding at March 31, 1999 and December 31, 1998                                       90,246                90,246
Additional paid-in capital                                                              10,807,472            10,807,472
Retained earnings                                                                        5,278,834             5,190,576
Less cost of treasury stock:
  462,240 shares at March 31, 1999 and December 31, 1998                                (3,244,947)           (3,244,947)
                                                                                    --------------        --------------
TOTAL STOCKHOLDERS' EQUITY                                                              12,931,605            12,843,347
                                                                                    --------------        --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $   13,331,867        $   13,055,861
                                                                                    ==============        ==============


See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                           1999                1998
                                                                       ------------        ------------
REVENUES:
Oil and gas sales                                                      $    189,695        $  2,104,602
Gas plant sales                                                                   -              17,733
Gain on sale of assets                                                            -             671,923
Preferred stock dividends                                                   161,690                   -
Interest income                                                              95,675                   -
Other income                                                                 26,747               9,999
                                                                       ------------        ------------
TOTAL REVENUES                                                              473,807           2,804,257
                                                                       ------------        ------------

COSTS AND EXPENSES:
General and administrative                                                  196,114           1,416,407
Lease operating and other                                                   151,522             898,608
Gas purchases and plant operating                                                 -               3,997
Production taxes                                                             12,176             100,046
Depreciation, depletion and amortization                                     28,025             548,028
Interest expense                                                              1,072                   -
                                                                       ------------        ------------
TOTAL COSTS AND EXPENSES                                                    388,909           2,967,086
                                                                       ------------        ------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES                      84,898            (162,829)
MINORITY INTEREST                                                                 -            (348,190)
                                                                       ------------        ------------
INCOME (LOSS) BEFORE INCOME TAXES                                            84,898            (511,019)
INCOME TAX BENEFIT                                                           (3,360)            (86,700)
                                                                       ------------        ------------

NET INCOME (LOSS)                                                      $     88,258        $   (424,319)
                                                                       ============        ============

NET INCOME (LOSS) PER SHARE
BASIC INCOME (LOSS) PER SHARE                                          $       0.07        $      (0.32)
                                                                       ============        ============
DILUTED INCOME (LOSS) PER SHARE                                        $       0.07        $      (0.32)
                                                                       ============        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC                                                                     1,342,672           1,342,541
                                                                       ============        ============
DILUTED                                                                   1,342,672           1,342,541
                                                                       ============        ============

See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED)
-----------------------------------------------------------------------------

                                                                                        1999               1998
                                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $     88,258       $   (424,319)
Adjustments to reconcile net income (loss) to net cash
   used by operating activities:
  Depreciation, depletion and amortization                                                28,025            548,028
  Deferred income tax benefit                                                             (3,360)           (86,700)
  Gain on sale of properties                                                                   -           (671,923)
  Minority interest share of net income after distributions                                    -            348,190

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Increase in note receivable - Middle Bay                                              (330,250)                 -
  Decrease in accounts receivable                                                             65            455,169
  Increase in prepaid expenses and other assets                                                -             (1,630)
  Increase (decrease) in accounts payable                                                187,748           (178,493)
                                                                                    ------------       ------------
NET CASH USED BY OPERATING ACTIVITIES                                                    (29,514)           (11,678)
                                                                                    ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of properties                                                            -          1,000,000
   Property additions                                                                     (4,135)           (69,945)
                                                                                    ------------       ------------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                          (4,135)           930,055
                                                                                    ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to limited partners                                                      -           (498,967)
   Purchase of treasury stock                                                                  -            (45,669)
   Proceeds from exercise of stock options                                                     -             80,000
                                                                                    ------------       ------------
NET CASH USED BY FINANCING ACTIVITIES                                                          -           (464,636)
                                                                                    ------------       ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                         (33,649)           453,741


CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                                       33,649          4,244,470
                                                                                    ------------       ------------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                                       $          -       $  4,698,211
                                                                                    ============       ============

See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

                           ENEX RESOURCES CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)

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

        BASIS OF PRESENTATION

              In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 31, 1999 and December 31, 1998 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 1999 and 1998.

              The consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. An independent accountant has not audited the March 31, 1999 and 1998 consolidated financial statements. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                           ENEX RESOURCES CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         PRINCIPLES OF CONSOLIDATION

              Subsequent to September 30, 1998, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Enex Securities Corporation. Prior to October 1, 1998 the consolidated financial statements of the Company also included the accounts of the Consolidated Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

         EARNINGS PER SHARE

              Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options, warrants and convertible preferred stock. For the period ending March 31, 1999, there were no common stock equivalents outstanding. For the period ending March 31, 1998, a weighted average of 90,606 common stock equivalents are not considered in the calculation of diluted earnings per share due to the net loss recorded during this period.


(2)      CONSOLIDATED PARTNERSHIP DIVESTITURE AND RECEIPT OF MIDDLE BAY
     PREFERRED STOCK

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

                           ENEX RESOURCES CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)

(2) CONSOLIDATED PARTNERSHIP DIVESTITURE AND RECEIPT OF MIDDLE BAY PREFERRED STOCK (continued)


         As a holder of Middle Bay Preferred Stock the Company is entitled to receive cumulative cash dividends in an amount per share of $0.50 per year (10% annual rate), payable semi-annually on March 31 and September 30 of each year. These dividends are payable in preference to and prior to the payment of any dividend or distribution to any holder of Middle Bay common stock or other junior security. Dividends on the Middle Bay Preferred Stock began to accrue on December 30, 1998. Middle Bay's primary bank has granted Middle Bay a waiver allowing it to pay the dividends on the Middle Bay Preferred Stock as long as no default or event of default exists or would exist as a result of any dividend payment. The Middle Bay Preferred Stock has a liquidation preference of $5.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends. The liquidation preference of the Middle Bay Preferred Stock ranks on parity with Middle Bay's Series B Preferred Stock, Middle Bay's only other preferred stock outstanding.

         Each share of Middle Bay Preferred Stock is convertible into one share of Middle Bay common stock. On or after January 1, 2000, Middle Bay may redeem all or a portion of the Middle Bay Preferred Stock, at its option, at a purchase price of $5.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends.

         The Middle Bay Preferred Stock is generally nonvoting; however, holders are entitled to vote on any amendment, alteration or appeal of any provision of Middle Bay's Articles of Incorporation which would adversely affect any holder's rights and preferences.

                           ENEX RESOURCES CORPORATION

                  Notes to Consolidated Financial Statements

                                  March 31, 1999
                                   (Unaudited)

(2) CONSOLIDATED PARTNERSHIP DIVESTITURE AND RECEIPT OF MIDDLE BAY PREFERRED STOCK (continued)


         The following pro forma data presents the results of the Company for the three months ended March 31, 1998, as if the divestiture of the Consolidated Partnership had occurred on January 1, 1998. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the divestiture been consummated as presented. Dollars are presented in thousands, except for per share amounts.

                                                                 ProForma
                                                                (Unaudited)
                                                            Three Months Ended
                                                              March 31, 1998
                                                            ------------------
Total revenues excluding dividend income                         $  331
Preferred dividend income                                           162
Net loss available to stockholders                                 (754)
Net loss per share to stockholders                                (0.56)


(3)      RELATED PARTY TRANSACTIONS

         The Company has a note receivable from Middle Bay, an owner of 80% of the outstanding common stock of the Company, as of March 31, 1999 of $5,478,000. The principal balance of the note accrues interest at the prime rate and is due on demand. The note consists of advances to Middle Bay for general corporate purposes and is unsecured. Interest of $323,000 was accrued on the note as of March 31, 1999.

                           ENEX RESOURCES CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)

(3)      RELATED PARTY TRANSACTIONS (continued)


         Middle Bay financed its tender offer with cash provided by Compass Bank and Bank of Oklahoma (the "Banks"). The debt proceeds used to finance the tender offer, approximately $15.9 million, was shown on the balance sheet of Middle Bay. Pursuant to the terms of the credit agreement between Middle Bay, the Company and the Banks, the Banks hold a security interest in certain oil and gas properties of the Company. If certain properties are sold by the Company an amount determined by the Banks would have to be paid on the outstanding principal balance of the debt. The required debt payment could be paid by Middle Bay or the Company. Amounts paid to the Banks by the Company would reduce the amount of sales proceeds the Company would retain and increase the note receivable from Middle Bay. Amounts paid to the Banks by Middle Bay would reduce the amount of cash available to be paid to the Company on the note receivable from Middle Bay. The principal balance of debt outstanding on Middle Bay's financial statements at March 31, 1999 was approximately $27.9 million.

         Substantially all of the general and administrative functions for the period ended March 31, 1999 were performed by Middle Bay employees at a cost substantially less than was previously incurred by the Company.

         All of the officers and directors of the Company also serve as the officers and directors of Middle Bay.

(4)      COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Net cash flow used by operating activities was approximately $29,000 for the current period compared to approximately $12,000 for the comparable period. The divestiture of the Consolidated Partnership as of October 1, 1998 and the acquisition of the Company by Middle Bay cause the more significant effects on cash flow comparability between the periods. The divestiture of the Consolidated Partnership reduced the cash flow from oil and gas properties and the consolidation of corporate overheads with Middle Bay decreased the general and administrative expenses for the Company.

         Cash additions to oil and gas properties were lower than the comparable period due primarily to the divestiture of the Consolidated Partnership and minimal activity by the Company. The Company made no distributions to the limited partners of the Consolidated Partnership in the current period due to the divestiture which was effective October 1, 1998.

         The Company had current assets of $301,000 and current liabilities of $400,000, which resulted in working capital deficit of $99,000 as of March 31, 1999. This was a decrease in working capital of $221,000 from the working capital of $122,000 as of December 31, 1998. Working capital decreased because of an increase in accounts payable.

FUTURE CAPITAL REQUIREMENTS

         The Company does not anticipate any capital expenditures for acquisition or exploration of oil and natural gas reserves in the future. The Company expects to make expenditures to develop its proved undeveloped reserves, to maintain its proved developed reserves and to plug and abandon certain wells in Florida. The Company expects to incur a minimum of $150,000 in capital expenditures over the next twelve months. The Company expects that cash flows from operations, proceeds from sales of certain oil and gas properties and advances from Middle Bay will be sufficient to fund the planned capital expenditures for the next twelve months.

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

Status: The Company has updated its accounting systems. Testing is scheduled to be completed by June 30, 1999.

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

Status: The Company operates two fields that are expected to account for over 10% of the Company's cash flow for the year ending December 31, 1999. These field's production operations are not affected by Y2K issues.

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

Contingency Plans: Short-term (less than two weeks) interruptions of services will not materially adversely affect the Company. The Company will be able to conduct business on a reduced scale using alternative business methods. Longer-term interruptions may materially adversely affect the Company. The Company has no plans sufficient to fully offset the effect of long-term interruptions.

         COMPUTER OPERATING SYSTEMS AND APPLICATION SOFTWARE SYSTEMS. The Company relies solely on its personal computer systems to access the accounting software package through the Company's computer network. In addition, certain schedules and databases that are used for critical functions rely on spreadsheet and word processing applications that are run on the Company's personal computer systems.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

        For the three months ended March 31, 1998, the results of operations included the results of operations of the Consolidated Partnership. The Company's entire interest in the Consolidated Partnership was sold to Middle Bay, effective October 1, 1998. Because of the sale, the results of operations of the Consolidated Partnership are not included in the accounts of the Company subsequent to October 1, 1998.

        For the current period, net income before minority interest of $85,000 increased $248,000 from a net loss before minority interest of $163,000 in the comparable period. The net income before minority interest increased because of a reduction in general and administrative expenses and an increase in income from preferred stock dividends and interest and other income which were partially offset by a decrease in income from oil and gas operations and gain on sale of assets.

        The Company's oil and gas revenues, operating expenses, production taxes and depletion, depreciation and amortization for the current period decreased from the comparable period because of the divestiture of the Consolidated Partnership.

        During the current period, the Company sold 4,400 barrels of oil at an average price of $11.12 per barrel and 85,000 Mcf of gas at an average price of $1.67 per Mcf.

         During the current period, the Company incurred approximately $48,000 of plugging and abandonment expense related to certain wells in Florida. This expense is included in lease operating and other expenses.

        General and administrative expenses ("G&A") decreased because of the consolidation of the Company's general and administrative functions with those of Middle Bay. Subsequent to the March 27, 1998 tender offer by Middle Bay, the Company began to consolidate it operations with Middle Bay. As of October 1, 1998, substantially all of the employees of the Company had resigned and the Company headquarters were vacated. As of March 31, 1999, the Company had no permanent or temporary employees. Substantially all of the general and administrative functions for the current period were performed by Middle Bay employees at a cost substantially less than was previously incurred by the Company.

        The net income for the current period of $88,000 increased $512,000 from the net loss of $424,000 in the comparable period. The increase in net income was caused by an increase in net income before minority interest and a decrease in the minority interest deduction offset partially by a decrease in the deferred tax benefit. Because of the divestiture of the Consolidated Partnership, the Company no longer records a minority interest related to the interest in the Consolidated Partnership that it did not own. In the comparable period, the Company recorded a minority interest for the 44% of the Consolidated Partnership that it did not own.

        The interest income in the current period was the interest accrued on the loans to Middle Bay.

        The preferred stock dividend income in the current period was the dividend accrued on the Middle Bay Preferred Stock owned by the Company. Middle Bay paid the dividend in April, 1999.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) There are no exhibits filed with this report

        (b) On January 14, 1999, the Company filed a Form 8-K under Item 2 describing the acquisition of substantially all of the assets of Enex Consolidated Partners LLP.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ENEX RESOURCES CORPORATION
                                  (Registrant)



Date:  May 21, 1999                        By: /s/ FRANK C. TURNER II
                                              ---------------------------------
                                              Frank C. Turner II
                                              Vice-President and
                                              Chief Financial Officer