Form 10QSB
period 1999-06-30
ENEX RESOURCES CORP
filed 1999-08-20
CIK 314864

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

                           Common stock, $.05 par value
                      1,342,672 shares as of June 30, 1999

            Transitional Small Business Disclosure Format (check one)
                                 Yes [ ] No [X]

                           ENEX RESOURCES CORPORATION

                                      INDEX

                                                                         Page
                                                                          No.
                                                                         ----
PART I.  CONSOLIDATED FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets)-
      June 30, 1999 (Unaudited) and December 31, 1998   ...............    1
   Consolidated Statements of Operations (Unaudited)
      Three and six months ended June 30, 1999 and 1998 ................   3
   Consolidated Statements of Cash Flows (Unaudited)
      Six months ended June 30, 1999 and 1998 ..........................   4
   Notes to Consolidated Financial Statements (Unaudited)...............   5

  Item 2.  Management's Discussion and Analysis
                  Of Financial Condition and Results of Operations......  10

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..............................  17


ENEX RESOURCES CORPORATION AND SUBSIDIARY



CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------
                                                                            JUNE 30,
                                                                              1999               DECEMBER 31,
ASSETS                                                                     UNAUDITED                 1998
------                                                                  ---------------      ------------------
CURRENT ASSETS:
  Cash and cash equivalents                                             $            -       $          33,649
  Accounts receivable:
    Oil and gas sales                                                          183,638                 250,763
    Joint owners                                                                31,514                  29,926
  Prepaid expenses and other current assets                                     20,182                  20,182
                                                                        ---------------      ------------------
Total current assets                                                           235,334                 334,520
                                                                        ---------------      ------------------

PROPERTY:
  Oil and gas properties (successful efforts method)                         3,651,983               3,662,353
  Furniture, fixtures and other (at cost)                                      345,919                 345,919
                                                                        ---------------      ------------------
                                                                             3,997,902               4,008,272
Less accumulated depreciation,
  depletion and amortization                                                 3,157,550               3,101,968
                                                                        ---------------      ------------------
Net property                                                                   840,352                 906,304
                                                                        ---------------      ------------------

OTHER ASSETS:
  Preferred Stock-Middle Bay                                                 6,467,610               6,467,610
  Note receivable-Middle Bay                                                 5,538,102               5,147,548
  Deferred tax asset                                                           133,273                 199,879
                                                                        ---------------      ------------------
Total other assets                                                          12,138,985              11,815,037

TOTAL ASSETS                                                            $   13,214,671       $      13,055,861
                                                                        ---------------      ------------------
                                                                        ---------------      ------------------


See accompanying notes to consolidated financial statements.
---------------------------------------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------
                                                                                      JUNE 30,
                                                                                        1999              DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  UNAUDITED               1998
                                                                                 -----------------     -----------------
CURRENT LIABILITIES:
   Accounts payable                                                              $        242,030      $        212,514
                                                                                 -----------------     -----------------
Total current liabilities                                                                 242,030               212,514
                                                                                 -----------------     -----------------


STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
    none issued                                                                                 -                     -
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,804,912 shares issued and outstanding at
     June 30, 1999 and December 31, 1998                                                   90,246                90,246
Additional paid-in capital                                                             10,807,472            10,807,472
Retained earnings                                                                       5,319,870             5,190,576
Less Cost of treasury stock:
    462,240 shares at June 30, 1999 and December 31, 1998                              (3,244,947)           (3,244,947)
                                                                                 -----------------     -----------------
Total stockholders' equity                                                             12,972,641            12,843,347
                                                                                 -----------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     13,214,671      $     13,055,861
                                                                                 -----------------     -----------------
                                                                                 -----------------     -----------------


See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARY
-----------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
----------------------------------------------------------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30          JUNE 30           JUNE 30           JUNE 30
                                                                   1999             1998              1999               1998
                                                              --------------   ----------------   --------------    --------------
REVENUES:
Oil and gas sales                                             $     288,434     $    1,877,367     $    478,129     $   3,981,969
Gas plant sales                                                           -                  -                -            17,733
Gain (loss) on sale of assets                                         1,170           (230,834)           1,170           441,089
Preferred stock dividends                                           161,690                  -          323,380                 -
Interest income                                                      94,223              3,632          189,898             3,632
Other income (expense)                                              (16,131)            (1,409)          10,616             8,590
                                                              --------------   ----------------   --------------    --------------
Total revenues                                                      529,386          1,648,756        1,003,193         4,453,013
                                                              --------------   ----------------   --------------    --------------

COSTS AND EXPENSES:
General and administrative                                          117,227            360,917          313,341         1,777,324
Lease operating and other                                           242,017            990,209          393,539         1,888,817
Gas purchases and plant operating                                         -              4,169                -             8,166
Production taxes                                                     16,268            104,896           28,444           204,942
Depreciation, depletion and amortization                             42,557            542,309           70,582         1,090,337
Interest expense                                                        314                  -            1,386                 -
                                                              --------------   ----------------   --------------    --------------
Total costs and expenses                                            418,383          2,002,500          807,292         4,969,586
                                                              --------------   ----------------   --------------    --------------

Income (loss) before minority interest and income taxes             111,003           (353,744)         195,901          (516,573)
MINORITY INTEREST                                                         -             94,833                -          (253,357)
                                                              --------------   ----------------   --------------    --------------
Income (loss) before income taxes                                   111,003           (258,911)         195,901          (769,930)

INCOME TAX EXPENSE (BENEFIT)                                         69,966                  -           66,606           (86,700)
                                                              --------------   ----------------   --------------    --------------

NET INCOME (LOSS)                                             $      41,037     $     (258,911)    $    129,295     $    (683,230)
                                                              --------------   ----------------   --------------    --------------
                                                              --------------   ----------------   --------------    --------------

NET INCOME (LOSS) PER SHARE
Basic Income (loss) per Share                                 $        0.03     $        (0.19)    $       0.10     $       (0.51)
                                                              --------------   ----------------   --------------    --------------
                                                              --------------   ----------------   --------------    --------------
Diluted Income (loss) per Share                               $        0.03     $        (0.19)    $       0.10     $       (0.51)
                                                              --------------   ----------------   --------------    --------------
                                                              --------------   ----------------   --------------    --------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                             1,342,672          1,342,672        1,342,672         1,342,601
                                                              --------------   ----------------   --------------    --------------
                                                              --------------   ----------------   --------------    --------------
Diluted                                                           1,342,672          1,342,672        1,342,672         1,342,601
                                                              --------------   ----------------   --------------    --------------
                                                              --------------   ----------------   --------------    --------------




See accompanying notes to consolidated financial statements.
----------------------------------------------------------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARY
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30 (UNAUDITED)
------------------------------------------------------------------------------------------------------


                                                                          1999                1998
                                                                     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                    $     129,295      $    (683,230)
Adjustments to reconcile net income (loss) to net cash
   used by operating activities:
  Depreciation, depletion and amortization                                  70,582          1,090,337
  Deferred income tax benefit                                               66,606            (86,702)
  Gain on sale of properties                                                (1,170)          (441,089)
  Minority interest                                                              -            253,357

Changes in operating assets and liabilities:
  Increase in note receivable - Middle Bay                                (390,554)        (3,000,000)
  Decrease in accounts receivable                                           65,537            665,379
  Increase in prepaid expenses and other assets                                  -             (9,935)
  Increase (decrease) in accounts payable                                   29,516           (565,657)
                                                                     --------------     --------------
Net cash used by operating activities                                      (30,188)        (2,777,540)
                                                                     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of properties                                          1,170          1,053,000
   Property additions                                                       (4,631)          (222,933)
                                                                     --------------     --------------
Net cash provided (used) by investing activities                            (3,461)           830,067
                                                                     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                                   -            (45,669)
    Proceeds from exercise of stock options                                      -             80,000
    Partnership distributions                                                    -           (915,703)
                                                                     --------------     --------------

Net cash used by financing activities                                            -           (881,372)
                                                                     --------------     --------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (33,649)        (2,828,845)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            33,649          4,244,470
                                                                     --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $           -      $   1,415,625
                                                                     --------------     --------------
                                                                     --------------     --------------


See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------

                           ENEX RESOURCES CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Enex Resources Corporation (the Company) was incorporated under the laws of the state of Colorado on August 17, 1979. On June 30, 1992, the Company reincorporated in Delaware. Effective March 27, 1998, Middle Bay Oil Company, Inc. ("Middle Bay") acquired 79.2% of the common stock of the Company. Subsequently, Middle Bay increased its ownership to 80% of the common stock of the Company. Effective October 1, 1998, the Company sold all of its partnership units in Enex Consolidated Partners, L.P. (the "Consolidated Partnership"), a limited partnership of which the Company owned greater than a 50% interest, to Middle Bay. The Company is engaged in the acquisition, development and production of oil and natural gas in the contiguous United States. The Company considers its business to be a single operating segment.

         The Consolidated Partnership was formed from thirty-four managed limited partnerships effective June 30, 1997 (the "Consolidation") The Company had a 4.1% carried revenue interest as general partner in addition to its proportional interest as a limited partner of approximately 56.2%.

         BASIS OF PRESENTATION

         In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 1999 and December 31, 1998 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 1999 and 1998.

         The consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. An independent accountant has not audited the accompanying consolidated financial statements. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                           ENEX RESOURCES CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)


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

         EARNINGS PER SHARE

         Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options, warrants and convertible preferred stock. For the three-month periods ending June 30, 1999 and 1998 and the six-month period ending June 30, 1999 there were no common stock equivalents outstanding. For the six-month period ending June 30, 1998 there was a weighted-average of 22,517 common stock equivalents excluded from the calculation of basic earnings per share due to the loss recorded for the period.

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

                           ENEX RESOURCES CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)

(2) CONSOLIDATED PARTNERSHIP DIVESTITURE AND RECEIPT OF MIDDLE BAY PREFERRED STOCK (continued)

The Company was issued 1,293,522 shares of Middle Bay Preferred Stock for its limited partner ownership in the Consolidated Partnership.

         As a holder of Middle Bay Preferred Stock the Company is entitled to receive cumulative cash dividends in an amount per share of $0.50 per year (10% annual rate), payable semi-annually on March 31 and September 30 of each year. These dividends are payable in preference to and prior to the payment of any dividend or distribution to any holder of Middle Bay common stock or other junior security. Dividends on the Middle Bay Preferred Stock began to accrue on December 30, 1998. Middle Bay's primary bank has granted Middle Bay a waiver allowing it to pay the dividends on the Middle Bay Preferred Stock as long as no default or event of default exists or would exist as a result of any dividend payment. The Middle Bay Preferred Stock has a liquidation preference of $5.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends. The liquidation preference of the Middle Bay Preferred Stock ranks on parity with Middle Bay's Series B Preferred Stock outstanding. As of June 30, 1999, Middle Bay had no other preferred stock outstanding.

         All of the preferred dividends attributable to the Company's ownership of the Middle Bay Preferred Stock are accrued on the financial statement and are part of the note receivable from Middle Bay (See the "Related Party Transactions" footnote for further information on the note receivable from Middle Bay). As of June 30, 1999, the Company had accrued $323,380 in dividends on the Middle Bay Preferred Stock.

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

                            NEX RESOURCES CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)

(2) CONSOLIDATED PARTNERSHIP DIVESTITURE AND RECEIPT OF MIDDLE BAY PREFERRED STOCK (continued)


         The following pro forma data presents the results of the Company for the six months ended June 30, 1998 as if the divestiture of the Consolidated Partnership had occurred on January 1, 1998. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the divestiture been consummated as presented. Dollars are presented in thousands, except for per share amounts.

                                                                ProForma
                                                               (Unaudited)
                                                            Six Months Ended
                                                              June 30, 1998
                                                            -----------------

Total revenues excluding dividend income                        $  684
Preferred dividend income                                          323
Net loss available to stockholders                                (748)
Net loss per share to stockholders                               (0.56)


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

                           ENEX RESOURCES CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)


 (4)     RELATED PARTY TRANSACTIONS

         The Company has a note receivable from Middle Bay, an owner of 80% of the outstanding common stock of the Company, as of June 30, 1999 of $5,538,000. The principal balance of the note accrues interest at the prime rate and is due on demand. The principal balance of the unsecured note consists of advances to Middle Bay for general corporate purposes, accrued preferred stock dividends on the Middle Bay Preferred Stock and accrued interest. Interest of $417,000 was accrued on the note as of June 30, 1999.

         Middle Bay financed its tender offer with cash provided by Compass Bank and Bank of Oklahoma (the "Banks"). The debt proceeds used to finance the tender offer, approximately $15.9 million, was shown on the balance sheet of Middle Bay. Pursuant to the terms of the credit agreement between Middle Bay, the Company and the Banks, the Banks hold a security interest in certain oil and gas properties of the Company. If certain properties are sold by the Company an amount determined by the Banks would have to be paid on the outstanding principal balance of the debt. The debt payment could be made by Middle Bay or the Company. Amounts paid to the Banks by the Company would reduce the amount of sales proceeds the Company would retain. If the debt payment to the Banks was paid by Middle Bay, the amount of cash available to be paid to the Company by Middle Bay for any outstanding obligations would be reduced. The principal balance of debt outstanding on Middle Bay's financial statements at June 30, 1999 was approximately $28.5 million.

         Middle Bay allocates certain general and administrative expenses to the Company based on the ratio of the Company's total oil and gas revenues to Middle Bay's total oil and gas revenues. The amount of expenses allocated by Middle Bay to the Company for the six months ended June 30, 1999 was approximately $68,000.

         All of the officers and directors of the Company also serve as the officers and directors of Middle Bay.

(5)      COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.

                           ENEX RESOURCES CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)


(6)      SUBSEQUENT EVENTS

         On July 1, 1999, Middle Bay entered into an agreement with another party to issue $10.7 million in convertible debt and 4,755,556 shares of common stock and 3,600,000 warrants to purchase common stock for $10.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

    Net cash flow used by operating activities was approximately $30,000 for the current period compared to approximately $2,777,000 for the comparable period. The divestiture of the Consolidated Partnership as of October 1, 1998 and the acquisition of the company by Middle Bay caused the more significant effects on cash flow comparability between the periods. The divestiture of the Consolidated Partnership reduced the cash flow from oil and gas properties and the consolidation of corporate overheads with Middle Bay decreased the general and administration expenses for the Company and increased the cash flow from operations. In addition, a decrease in cash advances to Middle Bay in the current period increased cash flow.

        Cash additions to oil and gas properties were lower than the comparable period due primarily to the divestiture of the Consolidated Partnership and minimal activity by the Company. The Company made no distributions to the limited partners of the Consolidated Partnership in the current period due to the divestiture effective October 1, 1998.

        The Company had current assets of $235,000 and current liabilities of $242,000, which resulted in working capital deficit of $7,000 as of June 30, 1999. This was a decrease in working capital of $129,000 from the working capital of $122,000 as of December 31, 1998. Working capital decreased primarily due to a decrease in accounts receivable from oil and gas sales and an increase in accounts payable.


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

           Because future cash flows are subject to a number of variables, such as the level of production and prices received for oil and gas and the prices received on property sales, there can be no assurance that the Company's capital resources will be sufficient to maintain planned levels of capital expenditures and accordingly, oil and gas revenues and operating results may be adversely affected.

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

Status: The Company has updated its accounting systems. Testing was completed on June 30, 1999 and all primary functions utilizing dates functioned properly.

Contingency Plans:    Based on the results of the independent testing of
                      the Accounting Software System, the Y2K Team believes the risk of the Accounting Software System being adversely affected by Y2K is remote. If the Accounting Software
                      System is adversely affected by Y2K, the Company has developed various contingency plans which include the utilization of support personnel and the performance of manual tasks.

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

Status: The Company operates the Segundo and Muldoon fields that are expected to account for approximately 75% of the Company's cash flow for the year ending December 31, 1999. These field's production operations are not affected by Y2K issues.

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

Status: The Company has two purchasers, Cerrito Gathering Co. and Conoco, which are expected to account for approximately 75% of its oil and gas revenues for the year ending December 31, 1999. The Company has obtained information about these two purchasers and their Y2K readiness. These purchasers have Y2K Plans and are expected to have all of their non-compliant, mission-critical systems Y2K compliant by September 30, 1999.

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

Status: The Company's principal bank currently has a formal Y2K Plan in effect and has substantially remediated and tested all of its non-compliant, in-house and vendor-supported mission-critical systems as of June 30, 1999.

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

MIDDLE BAY OIL COMPANY, INC. SECURITIES PURCHASE AGREEMENT

        On July 1, 1999, Middle Bay entered into an agreement with another party to issue $10.7 million in convertible debt and 4,755,556 shares of common stock and 3,600,000 warrants to purchase common stock for $10.7 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

        For the comparable period, the results of operations included the results of operations of the Consolidated Partnership. The Company's entire interest in the Consolidated Partnership was sold to Middle Bay, effective October 1, 1998. Because of the sale, the results of operations of the Consolidated Partnership are not included in the accounts of the Company subsequent to the October 1.

        For the current period, income before minority interest and taxes of $111,000 increased $465,000 from a loss before minority interest and taxes of $354,000 in the comparable period. The income before minority interest and taxes increased because of a decrease in a loss on sale of assets and a reduction in all expense categories and an increase in income from preferred stock dividends and interest income which were significantly offset by a decrease in income from oil and gas operations.

        The Company's oil and gas revenues, operating expenses, production taxes and depletion, depreciation and amortization for the current period decreased from the comparable period because of the divestiture of the Consolidated Partnership.

        During the current period, the Company sold 7,000 barrels of oil at an average price of $11.77 per barrel and 101,000 Mcf of gas at an average price of $2.09 per Mcf.

        The preferred stock dividend income in the current period represents the dividend accrued on the Middle Bay Preferred Stock owned by the Company. The interest income in the current period represents interest accrued on the loans to Middle Bay.

        During the current period, the Company incurred approximately $120,000 of plugging and abandonment expense related to certain wells in Florida. This expense is included in lease operating and other expenses.

        General and administrative expenses ("G&A") decreased because of the consolidation of the Company's general and administrative functions with those of Middle Bay. Subsequent to the March 27, 1998 tender offer by Middle Bay, the Company began to consolidate it operations with Middle Bay. As of October 1, 1998, substantially all of the employees of the Company had resigned and the Company headquarters were vacated. As of June 30, 1999, the Company had no permanent or temporary employees. Substantially all of the general and administrative functions for the current period were performed by Middle Bay employees at a cost substantially less than was previously incurred by the Company. Middle Bay allocates certain general and administrative expenses to the Company based on the ratio of the Company's total oil and gas revenues to Middle Bay's total oil and gas revenues. The amount of expenses allocated by Middle Bay to the Company for the current period was approximately $40,000.

        The net income for the current period of $41,000 increased $300,000 from the net loss of $259,000 in the comparable period. The increase in net income was caused primarily by an increase in net income before minority interest. Because of the divestiture of the Consolidated Partnership, the Company no longer records a minority interest related to the interest in the Consolidated Partnership that it did not own. In the comparable period, the Company recorded a minority interest for the 44% of the Consolidated Partnership that it did not own.



SIX MONTHS ENDED JUNE 30, 1999 AND 1998

        For the comparable period, the results of operations included the results of operations of the Consolidated Partnership. The Company's entire interest in the Consolidated Partnership was sold to Middle Bay, effective October 1, 1998. Because of the sale, the results of operations of the

Consolidated Partnership are not included in the accounts of the Company subsequent to the October 1.

        For the current period, income before minority interest and taxes of $196,000 increased $713,000 from a loss before minority interest and taxes of $517,000 in the comparable period. The income before minority interest and taxes increased because of a reduction in all expense categories and an increase in income from preferred stock dividends and interest which were substantially offset by a decrease in income from oil and gas operations and gain on sale of assets.

        The Company's oil and gas revenues, operating expenses, production taxes and depletion, depreciation and amortization for the current period decreased from the comparable period because of the divestiture of the Consolidated Partnership.

        During the current period, the Company sold 11,000 barrels of oil at an average price of $11.51 per barrel and 186,000 Mcf of gas at an average price of $1.90 per Mcf.

        The preferred stock dividend income in the current period represents the dividend accrued on the Middle Bay Preferred Stock owned by the Company. The interest income in the current period represents interest accrued on the loans to Middle Bay.

        During the current period, the Company incurred approximately $169,000 of plugging and abandonment expense related to certain wells in Florida. This expense is included in lease operating and other expenses.

        General and administrative expenses ("G&A") decreased because of the consolidation of the Company's general and administrative functions with those of Middle Bay. Subsequent to the March 27, 1998 tender offer by Middle Bay, the Company began to consolidate it operations with Middle Bay. As of October 1, 1998, substantially all of the employees of the Company had resigned and the Company headquarters were vacated. As of June 30, 1999, the Company had no permanent or temporary employees. Substantially all of the general and administrative functions for the current period were performed by Middle Bay employees at a cost substantially less than was previously incurred by the Company. Middle Bay allocates certain general and administrative expenses to the Company based on the ratio of the Company's total oil and gas revenues to Middle Bay's total oil and gas revenues. The amount of expenses allocated by Middle Bay to the Company for the current period was approximately $68,000.

        The net income for the current period of $129,000 increased $812,000 from the net loss of $683,000 in the comparable period. The increase in net income was caused by an increase in net income before minority interest and a decrease in the minority interest deduction offset partially by a decrease in the deferred tax benefit. Because of the divestiture of the Consolidated Partnership, the Company no longer records a minority interest related to the interest in the Consolidated Partnership that it did not own. In the comparable period, the Company recorded a minority interest for the 44% of the Consolidated Partnership that it did not own.

FORWARD LOOKING STATEMENTS

        The Company may make forward looking statements, oral or written, including statements in this report, press releases and other filings with the SEC, relating to the Company's drilling plans, capital expenditures, the ability of expected sources of liquidity to support working capital and capital expenditure requirements, and the Company's financial position, business strategy and other plans and objectives for future operations. Such statements involve risks and uncertainties, including those relating to the volatility of oil and gas prices, capital requirements of the Company's business and other factors detailed in filings with the SEC. All subsequent oral and written forward looking statements attributable to the Company are expressly qualified in their entirety by these factors. The Company assumes no obligation to update these statements.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) There are no exhibits filed with this report

                                   SIGNATURES



    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ENEX RESOURCES CORPORATION
                                 (Registrant)



Date: August 19, 1999                     By: /s/ Frank C. Turner II
                                             ---------------------------------
                                             Frank C. Turner II
                                          Vice-President and
                                          Chief Financial Officer