Form 10QSB
period 1999-09-30
ENEX RESOURCES CORP
filed 1999-11-15
CIK 314864

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

             /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

            / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NO. 0-9378

                            ------------------------

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

                         If Changed Since Last Report)

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes /X/  No / /

    Number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                          Common stock, $.05 par value

                    1,342,672 shares as of November 1, 1999

           Transitional Small Business Disclosure Format (check one)

                                 Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ENEX RESOURCES CORPORATION

                                     INDEX

                                                                PAGE
                                                                NO.
                                                              --------
PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

  Consolidated Balance Sheets--
    September 30, 1999 (Unaudited) and December 31, 1998....      1

  Consolidated Statements of Operations (Unaudited)
    Three and nine months ended September 30, 1999 and
     1998...................................................      3

  Consolidated Statements of Cash Flows (Unaudited)
    Nine months ended September 30, 1999 and 1998...........      4

  Notes to Consolidated Financial Statements (Unaudited)....      5

Item 2. Management's Discussion and Analysis
      of Financial Condition and Results of Operations......      9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................     15

                   ENEX RESOURCES CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                UNAUDITED
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................   $        --         33,649
  Accounts receivable:
    Oil and gas sales.......................................       218,578        250,763
    Joint owners............................................        40,666         29,926
  Prepaid expenses and other current assets.................            --         20,182
                                                               -----------    -----------
Total current assets........................................       259,244        334,520
                                                               -----------    -----------

PROPERTY:
  Oil and gas properties (successful efforts method):.......     3,652,737      3,662,353
  Furniture, fixtures and other (at cost)...................       345,919        345,919
                                                               -----------    -----------
                                                                 3,998,656      4,008,272
Less accumulated depreciation, depletion and amortization...     3,172,376      3,101,968
                                                               -----------    -----------
Net property................................................       826,280        906,304
                                                               -----------    -----------

OTHER ASSETS:
  Preferred Stock--Middle Bay...............................     6,467,610      6,467,610
  Note receivable--Middle Bay...............................     5,809,557      5,147,548
  Deferred tax asset........................................        29,813        199,879
                                                               -----------    -----------
Total other assets..........................................    12,306,980     11,815,037
                                                               -----------    -----------
TOTAL ASSETS................................................   $13,392,504    $13,055,861
                                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

                   ENEX RESOURCES CORPORATION AND SUBSIDIARY

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   1999            1998
                                                              --------------   -------------
                                                               UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $   219,029      $   212,514
                                                               -----------      -----------
Total current liabilities...................................       219,029          212,514
                                                               -----------      -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized; none issued................            --               --
  Common stock, $.05 par value; 10,000,000 shares
    authorized; 1,804,912 shares issued and outstanding at
    September 30, 1999 and December 31, 1998................        90,246           90,246
  Additional paid-in capital................................    10,807,472       10,807,472
  Retained earnings.........................................     5,520,704        5,190,576

  Less Cost of treasury stock:
    462,240 shares at September 30, 1999 and December 31,
      1998..................................................    (3,244,947)      (3,244,947)
                                                               -----------      -----------
Total stockholders' equity..................................    13,173,475       12,843,347
                                                               -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $13,392,504      $13,055,861
                                                               ===========      ===========

          See accompanying notes to consolidated financial statements.

                   ENEX RESOURCES CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            -------------------------------   -------------------------------
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 1999             1998             1999             1998
                                            --------------   --------------   --------------   --------------
REVENUES:
Oil and gas sales.........................    $  330,049       $1,612,787       $  808,178       $5,594,756
Gas plant sales...........................            --               --               --           17,733
Gain on sale of assets....................            --          648,555            1,170        1,089,644
Preferred stock dividends.................       161,691               --          485,071               --
Interest income...........................        99,445           63,702          289,343           67,334
Other income (expense)....................       (43,565)           2,623          (32,949)          11,213
                                              ----------       ----------       ----------       ----------
Total revenues............................       547,620        2,327,667        1,550,813        6,780,680
                                              ----------       ----------       ----------       ----------
COSTS AND EXPENSES:
General and administrative................       102,989          295,595          416,330        2,072,919
Lease operating and other.................       105,209          981,365          498,748        2,870,182
Gas purchases and plant operating.........            --           50,666               --           58,832
Production taxes..........................        20,303           86,304           48,747          291,246
Depreciation, depletion and
  amortization............................        14,826          497,353           85,408        1,587,690
Interest expense..........................            --               --            1,386               --
                                              ----------       ----------       ----------       ----------
Total costs and expenses..................       243,327        1,911,283        1,050,619        6,880,869
                                              ----------       ----------       ----------       ----------
Income (loss) before minority interest and
  income taxes............................       304,293          416,384          500,194         (100,189)
MINORITY INTEREST.........................            --         (161,531)              --         (414,888)
                                              ----------       ----------       ----------       ----------
Income (loss) before income taxes.........       304,293          254,853          500,194         (515,077)
INCOME TAX EXPENSE (BENEFIT)..............       103,460               --          170,066          (86,700)
                                              ----------       ----------       ----------       ----------
NET INCOME (LOSS).........................    $  200,833       $  254,853       $  330,128       $ (428,377)
                                              ==========       ==========       ==========       ==========
NET INCOME (LOSS) PER SHARE
Basic Income (loss) per Share.............    $     0.15       $     0.19       $     0.25       $    (0.32)
                                              ==========       ==========       ==========       ==========
Diluted Income (loss) per Share...........    $     0.15       $     0.18       $     0.25       $    (0.32)
                                              ==========       ==========       ==========       ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic.....................................     1,342,672        1,342,672        1,342,672        1,342,601
                                              ==========       ==========       ==========       ==========
Diluted...................................     1,342,672        1,456,289        1,342,672        1,342,601
                                              ==========       ==========       ==========       ==========

          See accompanying notes to consolidated financial statements.

                   ENEX RESOURCES CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)

                                                                1999        1998
                                                              --------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)...........................................  $330,128   $  (428,377)
Adjustments to reconcile net income (loss) to net cash used
  by operating activities:
  Depreciation, depletion and amortization..................    85,408     1,587,690
  Deferred income tax expense (benefit).....................   170,066       (86,700)
  Gain on sale of properties................................    (1,170)   (1,089,644)
  Minority interest.........................................        --       414,888

Changes in operating assets and liabilities:
  Decrease in accounts receivable...........................    21,445       834,889
  Decrease (increase) in prepaid expenses and other
    assets..................................................    20,182       (22,665)
  Increase (decrease) in accounts payable...................     6,515      (333,197)
                                                              --------   -----------
Net cash provided by operating activities...................   632,574       876,884
                                                              --------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in note receivable--Middle Bay...................  (662,009)   (4,263,470)
  Proceeds from sale of properties..........................     1,170     2,440,850
  Property additions........................................    (5,384)     (314,041)
                                                              --------   -----------
  Net cash used by investing activities.....................  (666,223)   (2,136,661)
                                                              --------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock................................        --       (45,669)
  Proceeds from exercise of stock options...................        --        80,000
  Partnership distributions.................................        --    (1,277,468)
                                                              --------   -----------
Net cash used by financing activities.......................        --    (1,243,137)
                                                              --------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (33,649)   (2,502,914)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    33,649     4,244,470
                                                              --------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $     --   $ 1,741,556
                                                              ========   ===========

          See accompanying notes to consolidated financial statements

                           ENEX RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Enex Resources Corporation (the Company) was incorporated under the laws of the state of Colorado on August 17, 1979. On June 30, 1992, the Company reincorporated in Delaware. Effective March 27, 1998, Middle Bay Oil
Company, Inc. ("Middle Bay") acquired 79.2% of the common stock of the Company. Subsequently, Middle Bay increased its ownership to 80% of the common stock of the Company. Effective October 1, 1998, the Company sold all of its partnership units in Enex Consolidated Partners, L.P. (the "Consolidated Partnership"), and a limited partnership of which the Company owned greater than a 50% interest, to Middle Bay. The Company is engaged in the acquisition, development and production of oil and natural gas in the contiguous United States. The Company considers its business to be a single operating segment.

    The Consolidated Partnership was formed from thirty-four managed limited partnerships effective June 30, 1997 (the "Consolidation"). The Company had a 4.1% carried revenue interest as general partner in addition to its proportional interest as a limited partner of approximately 56.2%.

    BASIS OF PRESENTATION

    In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 1999 and December 31, 1998 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 1999 and 1998.

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

    EARNINGS PER SHARE

    Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options, warrants and convertible preferred stock. For the three-month periods ending September 30, 1999 and 1998 and the nine-month period ending September 30, 1999 there were no common stock equivalents

                           ENEX RESOURCES CORPORATION

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

outstanding. For the nine-month period ending September 30, 1998 there was a weighted-average of 15,011 common stock equivalents excluded from the calculation of basic earnings per share due to the loss recorded for the period.

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

    As a holder of Middle Bay Preferred Stock the Company is entitled to receive cumulative cash dividends in an amount per share of $0.50 per year (10% annual rate), payable semi-annually on March 31 and September 30 of each year. These dividends are payable in preference to and prior to the payment of any dividend or distribution to any holder of Middle Bay common stock or other junior security. Dividends on the Middle Bay Preferred Stock began to accrue on December 30, 1998. Middle Bay's primary bank has granted Middle Bay a waiver allowing it to pay the dividends on the Middle Bay Preferred Stock as long as no default or event of default exists or would exist as a result of any dividend payment. The Middle Bay Preferred Stock has a liquidation preference of $5.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends. The liquidation preference of the Middle Bay Preferred Stock ranks on parity with Middle Bay's Series B Preferred Stock outstanding. As of September 30, 1999, Middle Bay had no other preferred stock outstanding.

    All of the preferred dividends attributable to the Company's ownership of the Middle Bay Preferred Stock are accrued on the financial statement and are part of the note receivable from Middle Bay (See the "Related Party Transactions" footnote for further information on the note receivable from Middle Bay). As of September 30, 1999, the Company had accrued $485,071 in dividends on the Middle Bay Preferred Stock.

    Each share of Middle Bay Preferred Stock is convertible into one share of Middle Bay common stock. On or after January 1, 2000, Middle Bay may redeem all or a portion of the Middle Bay Preferred Stock, at its option, at a purchase price of $5.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends.

                           ENEX RESOURCES CORPORATION

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(2) CONSOLIDATED PARTNERSHIP DIVESTITURE AND RECEIPT OF MIDDLE BAY PREFERRED STOCK (CONTINUED)

    The Middle Bay Preferred Stock is generally nonvoting; however, holders are entitled to vote on any amendment, alteration or appeal of any provision of Middle Bay's Articles of Incorporation which would adversely affect any holder's rights and preferences.

    The following pro forma data presents the results of the Company for the nine months ended September 30, 1998 as if the divestiture of the Consolidated Partnership had occurred on January 1, 1998. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the divestiture been consummated as presented. Dollars are presented in thousands, except for per share amounts.

                                                                  PRO FORMA
                                                                 (UNAUDITED)
                                                              NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1998
                                                             -------------------
Total revenues excluding dividend income...................          $1,125
Preferred dividend income..................................             485
Net loss available to stockholders.........................            (575)
Net loss per share to stockholders.........................           (0.43)

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

(4) RELATED PARTY TRANSACTIONS

    The Company has a note receivable from Middle Bay, an owner of 80% of the outstanding common stock of the Company, as of September 30, 1999 of $5,809,557. The principal balance of the note accrues interest at the prime rate and is due on demand. The principal balance of the unsecured note consists of advances to Middle Bay for general corporate purposes, accrued preferred stock dividends on the Middle Bay Preferred Stock and accrued interest. Interest of $516,000 was accrued since inception of the note as of September 30, 1999.

    Middle Bay financed its tender offer with cash provided by Compass Bank and Bank of Oklahoma (the "Banks"). The debt proceeds used to finance the tender offer, approximately $15.9 million, was shown on the balance sheet of Middle Bay. Pursuant to the terms of the credit agreement between Middle Bay, the Company and the Banks, the Banks hold a security interest in certain oil and gas properties of the Company. If certain properties are sold by the Company an amount determined by the Banks would have to be paid on the outstanding principal balance of the debt. The debt payment could be made by Middle Bay or the Company. Amounts paid to the Banks by the Company would reduce the amount of sales proceeds the Company would retain. If Middle Bay paid the debt payment to the Banks, the amount of

                           ENEX RESOURCES CORPORATION

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(4) RELATED PARTY TRANSACTIONS (CONTINUED)

cash available to be paid to the Company by Middle Bay for any outstanding obligations would be reduced. The principal balance of debt outstanding on Middle Bay's financial statements at September 30, 1999 was approximately $28.5 million.

    Middle Bay allocates certain general and administrative expenses to the Company based on the ratio of the Company's total oil and gas revenues to Middle Bay's total oil and gas revenues. The amount of expenses allocated by Middle Bay to the Company for the nine months ended September 30, 1999 was approximately $127,000.

    All of the directors of the Company, except David B. Dunton, also serve as the directors of Middle Bay. Floyd C. Wilson, who is the only officer of the Company is also an officer of Middle Bay.

(5) COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.

(6) SUBSEQUENT EVENTS

    On October 7, 1999, Middle Bay announced its intention to purchase
$96 million of oil and gas properties located in Texas and Louisiana. Closing is expected to be in November 1999 and is contingent on execution of a definitive agreement between the parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
     SEPTEMBER 30, 1998

    Net cash flow provided by operating activities was approximately $633,000 for the current period compared to approximately $877,000 for the comparable period. The divestiture of the Consolidated Partnership as of October 1, 1998 and the acquisition of the Company by Middle Bay caused the more significant effects on cash flow comparability between the periods. The divestiture of the Consolidated Partnership reduced the cash flow from oil and gas properties and the consolidation of corporate overheads with Middle Bay decreased the general and administrative expenses for the Company and increased the cash flow from operations.

    Cash additions to oil and gas properties were lower than the comparable period due primarily to the divestiture of the Consolidated Partnership and minimal activity by the Company. The Company made no distributions to the limited partners of the Consolidated Partnership in the current period due to the divestiture effective October 1, 1998.

    The Company had current assets of $259,000 and current liabilities of $219,000, which resulted in working capital of $40,000 as of September 30, 1999. This was a decrease in working capital of $82,000 from the working capital of $122,000 as of December 31, 1998. Working capital decreased primarily due to a decrease in accounts receivable from oil and gas sales and an increase in accounts payable.

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

    THIRD-PARTY SYSTEMS--OIL AND GAS PURCHASERS. The Company utilizes third-party purchasers to sell the oil and gas produced from the wells in which it has a working or royalty interest. The Company also depends on third-party purchasers to remit to the Company its share of the proceeds from the sales of oil and gas. The Company does not directly sell any oil and gas produced from the wells in which it has a working or royalty interest and does not take any oil or gas in kind as an alternative to cash payment. Under a Worst Case Scenario, multiple major purchasers would be temporarily shut down due to Y2K issues, materially adversely affecting the Company's revenues.

Status: The Company has two purchasers, PG&E and Conoco, which are expected to account for approximately 75% of its oil and gas revenues for the year ending December 31, 1999. The Company has obtained information about these two purchasers and their Y2K readiness. PG&E has significantly all of their non-compliant mission-critical systems Y2K compliant as of October 20, 1999. Conoco expects to have all of their non-compliant mission-critical systems Y2K compliant by December 31, 1999.

Contingency Plans:  The Company continues to monitor the Y2K status of its major purchasers. Should a purchaser not become Y2K compliant, the Company will identify alternative purchasers for its production and, if necessary, temporarily shut-in production.

    THIRD-PARTY SYSTEMS--BANKING. The Company relies on its banks to deposit checks payable to the Company and credit the checks to the appropriate accounts. The Company also relies on its banks to credit third-party accounts for payment. A Worst Case Scenario would occur if the Company's principal bank is unable to provide certain services for an extended period of time due to Y2K, causing the Company to be materially adversely affected.

Status: The Company's principal bank has represented that it currently has a formal Y2K Plan in effect and has substantially remediated and tested all of its non-compliant, in-house and vendor-supported mission-critical systems as of June 30, 1999.

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

    THIRD-PARTY SYSTEMS--SUPPORT FUNCTIONS. The primary material support functions provided by third parties are electrical service, communication service and office space. Under a Worst Case Scenario, all primary support functions would be hindered in the short term.

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

    COMPUTER OPERATING SYSTEMS AND APPLICATION SOFTWARE SYSTEMS. The Company relies solely on its personal computer systems to access the accounting software package through the Company's computer network. In addition, certain schedules and databases that are used for critical functions rely on spreadsheet and word-processing applications that are run on the Company's personal computer systems.

Status:             All systems appear to be Y2K ready.

Contingency Plans:  Operations could be performed manually until non-functioning equipment or software is repaired or replaced.

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

MIDDLE BAY OIL COMPANY, INC. SECURITIES PURCHASE AGREEMENT

    On August 27, 1999 Middle Bay sold $21.4 million of common stock, warrants and senior subordinated convertible debt to 3TEC Energy Company, L.L.C (formerly, 3TEC Energy Corporation) ("3TEC") for $20.5 million in cash and oil and gas properties valued at approximately $.9 million. 3TEC purchased 4,755,556 shares of newly issued Middle Bay common stock and five-year warrants to purchase 3,600,000 shares of Middle Bay common stock for $10.7 million, and
10.7 million for newly issued debt.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    For the comparable period, the results of operations included the results of operations of the Consolidated Partnership. The Company's entire interest in the Consolidated Partnership was sold to Middle Bay, effective October 1, 1998. Because of the sale, the results of operations of the Consolidated Partnership are not included in the accounts of the Company subsequent to October 1, 1998.

    For the current period, income before minority interest and taxes of $304,000 decreased $112,000 from net income before minority interest and taxes of $416,000 in the comparable period. The income before minority interest and taxes decreased because of a decrease in a gain on sale of assets and a reduction in all expense categories and an increase in income from preferred stock dividends and interest income which were significantly offset by a decrease in income from oil and gas operations.

    The Company's oil and gas revenues, operating expenses, production taxes and depletion, depreciation and amortization for the current period decreased from the comparable period because of the divestiture of the Consolidated Partnership.

    During the current period, the Company sold 4,000 barrels of oil at an average price of $27.51 per barrel and 86,000 Mcf of gas at an average price of $2.68 per Mcf. During the comparable period, the Company sold 69,999 barrels of oil at an average price of $11.51 per barrel and 416,046 Mcf of gas at an average price of $1.92 per Mcf.

    The preferred stock dividend income in the current period represents the dividend accrued on the Middle Bay Preferred Stock owned by the Company. The interest income in the current period represents interest accrued on the loans to Middle Bay.

    General and administrative expenses ("G&A") decreased because of the consolidation of the Company's general and administrative functions with those of Middle Bay. Subsequent to the March 27, 1998 tender offer by Middle Bay, the Company began to consolidate it operations with Middle Bay. As of

October 1, 1998, substantially all of the employees of the Company had resigned and the Company headquarters were vacated. As of September 30, 1999, the Company had no permanent or temporary employees. Substantially all of the general and administrative functions for the current period were performed by Middle Bay employees at a cost substantially less than was previously incurred by the Company. Middle Bay allocates certain general and administrative expenses to the Company based on the ratio of the Company's total oil and gas revenues to Middle Bay's total oil and gas revenues. The amount of expenses allocated by Middle Bay to the Company for the current period was approximately $58,000.

    The net income for the current period of $201,000 decreased $54,000 from the net income of $255,000 in the comparable period. The decrease in net income was caused primarily by a decrease in net income before minority interest and an increase in income tax expense. Because of the divestiture of the Consolidated Partnership, the Company no longer records a minority interest related to the interest in the Consolidated Partnership that it did not own. In the comparable period, the Company recorded a minority interest for the 44% of the Consolidated Partnership that it did not own.

    NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    For the comparable period, the results of operations included the results of operations of the Consolidated Partnership. The Company's entire interest in the Consolidated Partnership was sold to Middle Bay, effective October 1, 1998. Because of the sale, the results of operations of the Consolidated Partnership are not included in the accounts of the Company subsequent to October 1, 1998.

    For the current period, income before minority interest and taxes of $500,000 increased $600,000 from a loss before minority interest and taxes of $100,000 in the comparable period. The income before minority interest and taxes increased because of a reduction in all expense categories and an increase in income from preferred stock dividends and interest.

    The Company's oil and gas revenues, operating expenses, production taxes and depletion, depreciation and amortization for the current period decreased from the comparable period because of the divestiture of the Consolidated Partnership.

    During the current period, the Company sold 15,000 barrels of oil at an average price of $15.54 per barrel and 271,000 Mcf of gas at an average price of $2.14 per Mcf. During the comparable period, the Company sold 223,000 barrels at an average price of $11.93 per barrel and 1,365,492 Mcf of gas at an average price of $2.15 per Mcf.

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

    General and administrative expenses ("G&A") decreased because of the consolidation of the Company's general and administrative functions with those of Middle Bay. Subsequent to the March 27, 1998 tender offer by Middle Bay, the Company began to consolidate it operations with Middle Bay. As of October 1, 1998, substantially all of the employees of the Company had resigned and the Company headquarters were vacated. As of September 30, 1999, the Company had no permanent or temporary employees. Substantially all of the general and administrative functions for the current period were performed by Middle Bay employees at a cost substantially less than was previously incurred by the Company. Middle Bay allocates certain general and administrative expenses to the Company based on the ratio of the Company's total oil and gas revenues to Middle Bay's total oil and gas revenues. The amount of expenses allocated by Middle Bay to the Company for the current period was approximately $127,000.

    The net income for the current period of $330,000 increased $758,000 from the net loss of $428,000 in the comparable period. The increase in net income was caused by an increase in net income before minority interest and a decrease in the minority interest deduction offset partially by a decrease in the deferred tax benefit. Because of the divestiture of the Consolidated Partnership, the Company no longer records a minority interest related to the interest in the Consolidated Partnership that it did not own. In the comparable period, the Company recorded a minority interest for the 44% of the Consolidated Partnership that it did not own.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       3.1 Certificate of Incorporation of the Company as currently in effect. (Incorporated by reference to the Company's current report on Form 8-K dated June 30, 1992 where the same report appeared as
           Exhibit 2).

       3.2 Bylaws of the Company as currently in effect. (Incorporated by reference to the Company's current report on Form 8-K dated June 30, 1992 where the same report appeared as Exhibit 3).

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

       10.7 Credit Agreement between Middle Bay Oil Company, Inc. and the Company, as borrower, and Compass Bank, as agent and lender, Bank of Oklahoma, N.A., as a lender, and other lenders signatory thereto, dated March 27, 1998 (Incorporated by reference to Exhibits to Amendment No. 3 and Final Amendment to Schedule 14D-1 filed
           April 13, 1998 by Middle Bay Oil Company, Inc.).

       10.8* First Amendment to Credit Agreement, dated August 27, 1999 by and among the Middle Bay Oil Company, Inc. and the Company, Compass Bank, and Bank of Oklahoma, National Association.

       10.9* Second Amendment to Credit Agreement, dated October 19, 1999, by and among the Middle Bay Oil Company, Inc. and the Company, Compass Bank, and Bank of Oklahoma, National Association.

       27  Financial Data Schedule.

* Filed herewith

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ENEX RESOURCES CORPORATION
                                                       (Registrant)

Date: November 13, 1999                                By:  /s/ FLOYD C. WILSON
                                                            -----------------------------------------
                                                            Floyd C. Wilson
                                                            PRESIDENT