Form 10KSB40
period 1999-12-31
ENEX RESOURCES CORP
filed 2000-03-30
CIK 314864

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         Commission file number 0-9378

                          ENEX RESOURCES CORPORATION
                (Name of small business issuer in its charter)

             DELAWARE                                 93-0747806
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

                          TWO SHELL PLAZA, SUITE 2400
                               777 WALKER STREET
                              HOUSTON, TEXAS 77002
               (Address of principal executive offices)(Zip Code)

                   ISSUER'S TELEPHONE NUMBER: (713) 821-7100

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

     Revenues of the issuer for its most recent fiscal year are $2,220,446

       The aggregate market value of the voting stock held by non-affiliates based upon the closing price of the stock on March 23, 2000 of $2.25 was $279,434.

     As of March 13, 2000, the issuer had 1,342,672 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                               TABLE OF CONTENTS

                           FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                           ENEX RESOURCES CORPORATION



ITEM NO.                      PART I                             PAGE
                              ------

1      Description of Business................................    1

2      Description of Property................................    3

3      Legal Proceedings......................................    6

4      Submission of Matters to a Vote of Security Holders....    7


                              PART II
                              -------


5      Market for Common Equity and
       Related Stockholder Matters............................    8

6      Management's Discussion and Analysis
       and Results of Operations..............................    8

7      Financial Statements and Supplementary Data............   14

8      Changes In and Disagreements With Accountants
       on Accounting and Financial Disclosure.................   15


                              PART III
                              --------


9       Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a)
        of the Exchange Act...................................   15

10      Executive Compensation................................   15

11      Security Ownership of Certain
        Beneficial Owners and Management......................   15

12      Certain Relationships and Related Transactions........   15

13      Exhibits and Reports on Form 8-K......................   15

        Signatures............................................   18

                              PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------
GENERAL

      Enex Resources Corporation ("Enex" or the "Company") was incorporated on August 17, 1979 in Colorado. On June 30, 1992, the Company reincorporated in Delaware. The Company is engaged in the business of acquiring interests in producing oil and gas properties. The Company's operations are concentrated in a single industry segment.

      The Company's principal executive office is maintained at Two Shell Plaza, Suite 2400, 777 Walker Street, Houston, Texas 77002. The telephone number at this office is (713) 821-7100. The Company has no regional offices.

      As of December 31, 1999, the Company had no employees.

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

      During 1995 through 1997, eleven partnerships, with aggregate investor subscriptions totaling approximately $54 million were liquidated. Effective June 30, 1997, the remaining thirty-four partnerships were consolidated into Enex Consolidated Partners, L.P. (the "Consolidated Partnership"). The limited partners in the thirty-four partnerships were issued 1,102,631 units in the Consolidated Partnership. The Company's receivables and its general partner capital balances from the consolidated partnerships were converted into limited partner units in the Consolidated Partnership. These interests combined with the Company's limited partner interests in the consolidated partnerships gave the Company a 55.5% limited partner interest in the Consolidated Partnership, together with a 4.1% carried revenue interest as the general partner of the Consolidated Partnership. General and administrative savings and simplification, risk reduction, oil and gas reserve diversification and expansion were the primary reasons for the formation of the Consolidated Partnership. Subsequent to the formation of the Consolidated Partnership, the Company has acquired additional limited partner units such that its limited partner interest at October 1, 1998 was approximately 56.2%

      On February 19, 1998, 3TEC Energy Company ("3TEC"), (formerly Middle Bay Oil Company, Inc.) began a $15 per share cash tender offer for 100% of the outstanding common stock of the Company. 3TEC is an independent oil and gas company, headquartered in Houston, Texas, engaged in the exploration, development and production of oil and gas in the contiguous United States. 3TEC's common stock trades on the Nasdaq SmallCap Market. At the expiration of the tender offer on March 27, 1998, 1,064,432 common shares (79.2%) of the Company were tendered for an aggregate price of $15,966,480. After the close of the tender offer, the Company's officers and directors were replaced with the officers and directors of 3TEC and the Company's headquarters were moved to 3TEC's headquarters at 1221 Lamar Street, Suite 1020, Houston, Texas 77010. The headquarters were subsequently moved to Two Shell Plaza, Suite 2400, 777 Walker Street, Houston, Texas 77002.

      On November 27, 1998 3TEC filed with the Securities and Exchange Commission an offer to purchase 100% of the limited partners units of the Consolidated Partnership (the "Exchange Offer"). The Exchange Offer involved the issuance of 2,177,481 shares of 3TEC Series C preferred stock
(the "Series C") and payment of approximately $539,000 in cash in exchange for all of the outstanding limited partner units of the Consolidated

Partnership, the transfer of the Consolidated Partnership's assets and liabilities to 3TEC effective October 1, 1998, and the dissolution of the Consolidated Partnership. The Exchange Offer valued each Consolidated Partnership unit at $10.43 and the unitholders had the option of exchanging their units for the Series C (at a conversion ratio of 2.086 Series C shares for each of the total 1,102,631 outstanding Consolidated Partnership units) or exercising dissenters' rights and receiving a cash payment for their interests. The Company did not exercise its dissenters' rights and was issued 1,293,522 Series C shares for its limited partner interest in the Consolidated Partnership.

      The Series C entitles the holder to cash dividends at the rate of 10% per year (payable semi-annually on March 31 and September 30), a $5.00 per share liquidation preference and conversion, at any time, of three Series C shares into one share of 3TEC common stock. After January 1, 2000, 3TEC may, at its option, redeem the Series C for the liquidation value plus accrued dividends. 3TEC has applied to list the Series C on the NASDAQ Small Cap Market. Dividends began to accrue on December 30, 1998.

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

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

OIL AND GAS PROPERTIES

      Until 1986, the Company had acquired most of its interests in producing oil and gas properties through purchases made by the Partnerships. Prior to 1995, the Partnerships acquired approximately $201 million of producing oil and gas properties. Effective June 30, 1997, thirty-four limited partnerships consolidated to form the Consolidated Partnership in which the Company, as general partner, owned a 4.1% interest in net revenues and gains generated by properties owned by the Consolidated Partnership in addition to a 56.2% limited partner interest. Effective October 1, 1998, the Company exchanged its general and limited partner interest in the Consolidated Partnership for 3TEC Series C preferred stock. Due to this exchange, the Company no longer has an indirect ownership in the oil and gas reserves attributable to the Consolidated Partnership.

      Effective October 1, 1998, all of the oil and gas reserves owned by the Consolidated Partnership were transferred to 3TEC. At December 31, 1998, the reserves attributable to the Company are those reserves owned directly by the Company.

      The producing oil and gas properties in which the Company owns interests are all located within the United States. The Company's interests in these properties at December 31, 1999 are summarized below:


                                Developed Acres     Undeveloped Acres
                                ---------------     -----------------
                                 Gross     Net        Gross     Net
                                 ------   -----       -----     ---

          Working Interests      14,852   6,652          --      --

          Royalty Interests       3,310     174          --      --

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


PROPERTY ACQUISITIONS

     No significant oil and gas acquisitions were made by the Company over the three year period 1997 through 1999.

NET OIL AND GAS PRODUCTION

     The following table shows for the years ended December 31, 1999, 1998 and 1997, the approximate production attributable to the Company's oil and gas interests including interest derived from the Company's interests in the Partnerships. The production for the year ended December 31, 1999 includes only production from the reserves owned directly by the Company. The production for the years ended December 31, 1997 and 1998 include production from the reserves owned directly by the Company and from reserves owned indirectly by the Company through its general and limited partner interests in the Partnerships. The production for the year ended December 31, 1998 includes production from the reserves owned directly by the Company and from reserves owned indirectly by the Company through its general and limited partner interests in the Partnerships for the nine months ended September 30, 1998 and, for the three months ended December 31, 1998, includes only production from the reserves owned directly by the Company. All production occurred in the United States.


                                                    1999                  1998                   1997
                                                   ------                ------                 ------

Crude oil and condensate (Bbls)                     19,158               227,976                277,229

Natural gas - leasehold or royalty (Mcf)           339,152             1,461,306              1,735,704

Natural gas liquids (Bbls)(1)                           --                    --                 33,019

Natural gas - gas plant sales (Mcf)(1)                  --                 4,992                220,193


     The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, per barrel of natural gas liquids ("NGL") and per Mcf of gas plant gas sales for the years ended December 31, 1999, 1998 and 1997:


                                                           1999               1998              1997
                                                          ------             ------            ------
Average sales price per Bbl of crude oil and
 condensate                                               $16.23             $11.92            $17.20

Average sales price per Mcf of natural gas                  2.40               2.15              2.49

Average sales price per Bbl of NGL(1)                          -                  -             12.16

Average sales price per Mcf of gas plant gas(1)                -                  -              2.73

(1) Natural gas liquids production and gas plant gas sales were obtained through gas processing plant ownership rather than through leasehold ownership.

     The following table shows, as of December 31, 1999, the approximate number of gross and net producing oil and gas wells in which the Company owns a direct interest.

             Productive Oil Wells              Productive Gas Wells
             --------------------              --------------------

                         Net Working                       Net Working
            Gross         Interest             Gross         Interest
            Wells          Wells               Wells          Wells
           -------      ------------          -------      -----------

             78              8.5                  45          34.2


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

OIL AND GAS RESERVES

   As of December 31, 1999, the proved oil and gas reserves reported herein for the Company are based primarily on engineering studies performed by the petroleum engineering consulting firm of Ryder Scott Company. As of December 31, 1998 the proved oil and gas reserves reported herein for the Company are based primarily on engineering studies performed by the petroleum engineering consulting firm of H. J. Gruy and Associates, Inc. and Lee Keeling and Associates. As of December 31, 1998, proved oil and gas reserves reported herein for the Partnerships and for the Company's share of such Partnership reserves are based primarily on engineering studies performed by the petroleum engineering consulting firm of H. J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenues, and all reserves may be subject to revision as more performance data becomes available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission.

DRILLING ACTIVITIES

       In 1999 and 1998, the Company and the Consolidated Partnership did not participate in any significant developmental or exploratory drilling.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------
     There are no material pending legal proceedings to which the Company or its subsidiary are a party or to which any of their properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

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


                            1999                   1998
                            ----                   ----
                        High     Low           High     Low
                        ----     ---           ----     ---

First Quarter          $6.00    $3.50         $15.00   $10.50
Second Quarter          3.50     2.50          14.81    14.31
Third Quarter           3.50     2.00          14.31     8.00
Fourth Quarter          2.25     2.13          11.00     5.00


              On March 23, 2000 the closing price of the common stock was $2.25 bid.

         (b) HOLDERS As of March 1, 2000 the Company had approximately 520 holders of record of its common stock, which does not include an unknown number of additional holders whose stock is held in "street name"


         (c)  DIVIDEND POLICY The Company paid no dividends in 1999 and
              1998. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company, and any other factors as the Board of Directors may deem relevant.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth in Item 7.


(a)   Results of Operations

     The factors that most significantly affect the Company's results of operations are (i) the sales price of crude oil and natural gas, (ii) the level of production volumes, (iii) the level of lease operating expenses, (iv) the dividends accrued on the Series C preferred stock and (v) the interest accrued on the receivable from 3TEC Energy Corporation.

Sales of production is significantly impacted by the Company's ability to maintain or increase its production from existing oil and gas properties or through its exploration and development activities. Sales prices received by the Company for oil and gas have fluctuated significantly from period to period. The fluctuations in oil prices during these periods reflect market uncertainty regarding the inability of OPEC to control the production of its member countries, production from Iraq, as well as concerns related to the global supply and demand for crude oil. Gas prices received by the Company fluctuate generally with changes in the spot market price for gas. Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow.

The continued accrual of income from the Company's investment in preferred stock of 3TEC Energy Corporation and the note receivable from 3TEC Energy Corporation depends solely upon the creditworthiness of the Company's 80% owner, 3TEC Energy Corporation. Should 3TEC Energy Corporation experience problems that adversely affect its financial condition, the financial condition and results of operations of the Company will be adversely affected.

(b)  Fiscal 1999

     In 1999, the Company recorded net income of $691,931 or $0.52 per share. This compares to a net loss of $619,157 or $.46 per share in 1998. The increase in net income from 1998 to 1999 was primarily the result of the decrease in general and administrative expenses and the dividend income from the preferred stock of 3TEC.

    Oil, natural gas and gas plant sales were $1,124,903 in 1999 versus $5,877,445 in 1998. This represents a decrease of $4,752,542 or 81%. Oil sales were $310,999 and $2,717,991 in 1999 and 1998 respectively. This represents a decrease of $2,406,992 or 89%. A 92% decrease in oil production, partially offset by a 36% increase in oil prices, resulted in lower oil revenues in 1999. Gas sales were $813,904 in 1999 versus $3,141,721 in 1998. This represents a decrease of $2,327,817 or 74%. A 77% decrease in gas production, partially offset by a 12% increase in gas prices, resulted in lower gas revenues. The decrease in oil and gas production was primarily the result of the sale of several properties effective September 1, 1998, sale of the Consolidated Partnership effective October 1, 1998 and normal production decline. The increase in the average oil and gas prices corresponds with higher market prices for oil and gas. There were no gas plant sales in 1999 versus $17,733 in 1998. The decrease was due to the sale of the Dover Hennessey Gas Plant by the Consolidated Partnership effective January 1, 1998.

    The gain on the sale of assets in 1999 and 1998 was $40,040 and $1,199,272, respectively. The 1998 gain included the sale of the gas plant, the sale of several oil and gas properties in September 1998 and the sale of the Company's interest in the Consolidated Partnership.

    Other income was $10,003 in 1999 versus $22,494 in 1998. The decrease was due primarily to the sale of miscellaneous office furniture in 1998.

    General and administrative expenses were $552,104 in 1999 versus $2,216,352 in 1998. This decrease was primarily the result of the sale of the Consolidated Partnership October 1, 1998, and the $826,250 expense in 1998 related to the buyout of the outstanding stock options in conjunction with the successful tender offer by 3TEC.

    Lease operating expenses and production taxes were $671,903 in 1999 versus $3,361,006 in 1998. The decrease was primarily due to the sale of several properties effective September 1, 1998, and the sale of the Consolidated Partnership effective October 1, 1998.

    There were no gas purchases and plant operating expenses in 1999 versus $58,832 in 1998. The decrease was due to the sale of the Dover Hennessey Gas Plant by the Consolidated Partnership effective January 1, 1998.

    The impairment expense in 1999 was $3,530 versus $189,211 in 1998. The decrease in impairment expense was primarily due to the sale of uneconomical properties in 1998 and the increase in average sale prices of oil and gas in 1999.

      There was no minority interest income/expense in 1999 versus a $414,888 expense in 1998. The minority interest was eliminated when the Company sold the Consolidated Partnership effective October 1, 1998.

     (c) Fiscal 1998

     In 1998, the Company recorded a net loss of $619,157 or $0.46 per share. This compares to net income of $1,965,675 or $1.45 per share in 1997. The decrease in net income from 1997 to 1998 was primarily the result of lower oil and gas revenues and lower gas plant revenues offset partially by a lower minority interest deduction. Revenues and expenses for the nine months ended September 30, 1998 include the Company and the Consolidated Partnership on a fully consolidated basis. Revenues and expenses subsequent to September 30, 1998 include only those attributable to the Company and excludes the revenues and expenses of the Consolidated Partnership because it was sold to 3TEC, effective October 1, 1998.

    Oil, natural gas and gas plant sales were $5,877,445 in 1998 versus
$10,095,642 in 1997.  This represents a decrease of $4,218,197 or 42%.   Oil
sales were $2,717,991 and $4,771,413 in 1998 and 1997 respectively. This represents a decrease of $2,053,422 or 43%. An 18% decrease in oil production
and a 31% decline in oil prices resulted in lower oil revenues in 1998.   Gas
sales were $3,141,721 in 1998 versus $4,321,903 in 1997.  This represents a
decrease of $1,180,182 or 27%.   A 16% decrease in gas production and a 14%
decline in gas prices resulted in lower gas revenues. The decrease in oil and gas production was primarily the result of sales of several properties effective September 1, 1998, sale of the Consolidated Partnership effective October 1, 1998 and normal production decline. The decrease in the average oil and gas
prices corresponds with lower market prices for oil and gas.   Gas plant sales
were $17,733 in 1998 versus $1,002,326 in 1997.   The decease was due to the
sale of the Dover Hennessey Gas Plant by the Consolidated Partnership effective January 1, 1998.

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

    General and administrative expenses were $2,216,352 in 1998 versus $2,061,090 in 1997. This increase was primarily the result of the $826,250 expense related to the buyout of the outstanding stock options in conjunction with the successful tender offer by 3TEC in March 1998. Excluding the option buyout expense, general and administrative expenses decreased $670,988. The decrease in general and administrative expenses, excluding the stock buyout expense, was due primarily to the consolidation of the Company's operations with 3TEC and the associated reduction in the workforce.

    Lease operating expenses and production taxes were $3,361,006 in 1998 versus $3,983,129 in 1997. The decrease was primarily due to the sale of several properties effective September 1, 1998, the sale of the Consolidated Partnership effective October 1, 1998 and lower oil and gas production.

    Gas purchases and plant operating expenses were $58,832 in 1998 versus $791,403 in 1997. The decrease was due to the sale of the Dover Hennessey Gas Plant by the Consolidated Partnership effective January 1, 1998.

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

     Since December 1998, the price of oil has increased dramatically. The posted price of WTI crude oil has increased from a low of approximately $8.00 per barrel in December 1998 to highs in December 1999 of approximately $23.00 per barrel.

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

     (g) Capital Resources and Liquidity -- Fiscal 1999 and Fiscal 1998

    Adequate capital is generally provided by cash flows from the Company's oil and gas properties. The Company does not anticipate any significant capital expenditures in the future.

Investment in Series C Preferred Stock of 3TEC

    In connection with the divestiture of the Consolidated Partnership the Company received 1,293,522 shares of Series C.

    As a holder of Series C the Company is entitled to receive cumulative cash dividends in an amount per share of $0.50 per year (10% annual rate), payable semi-annually on March 31 and September 30 of each year. These dividends are payable in preference to and prior to the payment of any dividend or distribution to any holder of 3TEC common stock or other junior security. The Series C dividends began to accrue on December 30, 1998. 3TEC's primary bank has granted 3TEC a waiver allowing it to pay the dividends on the Series C as long as no default or event of default exists or would exist as a result of any Series C dividend payment.

    If 3TEC pays the dividends on the Series C as scheduled, the Company will receive approximately $647,000 every year until redemption by 3TEC or conversion by the Company. 3TEC is not obligated to pay the cash dividends as scheduled and has the right to suspend payment and accrue the dividends. The payment of the Series C dividends is also dependent on the agreements between 3TEC and its principal creditors and 3TEC's compliance with the terms of its credit agreements. 3TEC had approximately $88 million in long-term debt outstanding on December 31, 1999. There can be no assurance that 3TEC will pay the Series C dividends as scheduled.

    The Series C has a liquidation preference of $5.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends. The liquidation preference of Series C ranks on parity with 3TEC's Series B Preferred Stock outstanding. As of December 31, 1999, 3TEC had no other preferred stock outstanding.

    Currently, no trading market exists for the Series C.  3TEC has applied for
listing the Series C for trading on the NASDAQ Small Cap Stock Market.   The
listing has not yet been approved. There can be no assurance that the Series C will be approved for trading on the NASDAQ Small Cap Stock Market

Note Receivable from 3TEC

    The Company has a note receivable from 3TEC, an owner of 80% of the outstanding common stock of the Company, as of December 31, 1999 of $6,311,000. The principal balance of the note accrues interest at the prime rate and is due on demand. The note consists of advances to 3TEC for general corporate purposes and is unsecured. Interest of $626,000 was accrued on the note as of December 31, 1999. There can be no assurance that 3TEC will pay the note if payment is demanded or that 3TEC will have the financial capability to pay the note at any time in the future.

Creditors Hold Security Interests in Certain Oil and Gas Assets of the Company

    3TEC financed its tender offer with cash provided under a credit facility by Compass Bank and Bank of Oklahoma. In November, 1999 3TEC secured a new credit facility from Bank One,Texas, N.A. ("the Bank") and repaid the credit facility provided by Compass Bank and Bank of Oklahoma. The debt proceeds used to finance the tender offer, approximately $15.9 million, was shown on the balance sheet of 3TEC. Pursuant to the terms of the credit agreement between 3TEC, the Company and the Bank, the Bank holds a security interest in certain oil and gas properties of the Company. If certain properties are sold by the Company an amount determined by the Banks would have to be paid on the outstanding principal balance of the debt. The debt payment could be made by 3TEC or the Company. Amounts paid to the Banks by the Company would reduce the amount of sales proceeds that the Company would retain. Amounts paid to the Bank by 3TEC would reduce the amount of cash available to be paid to the Company. The principal balance of debt outstanding on 3TEC's financial statements at December 31, 1999 was approximately $88 million.

Dependence on 3TEC

      A substantial portion of the Company's assets are directly related to 3TEC. Approximately $12.8 million of the Company's $13.8 million in total assets are obligations of 3TEC. The payment of the note receivable and the value of the Series C are directly related to the success of 3TEC. 3TEC's operations are subject to all of the risks inherent in the oil and gas exploration and production industry. There can be no assurance that 3TEC will be a successful participant in the oil and gas exploration and production industry.

Year 2000 Compliance

      The Company had undertaken various initiatives to ensure that its hardware, software and equipment functioned properly with the rollover of the date to January 1, 2000. The Company experienced no problems as a result of rollover of the dates to January 1, 2000, and the costs incurred for Year 2000 compliance were immaterial to its financial position and results of operations. Although the Company can provide no assurance, the Company anticipates any future costs associated with Year 2000 compliance to be immaterial to its financial position and results of operations.


FUTURE CAPITAL REQUIREMENTS

      The Company does not anticipate making substantial capital expenditures for acquisition, development or exploration of oil and natural gas reserves in the future. The Company expects to make expenditures to develop its current proved undeveloped reserves and to maintain its proved developed reserves. The Company expects to incur a maximum of $150,000 in capital expenditures over the next twelve months. The Company expects that cash flows from operations and proceeds from sales of certain oil and gas properties will be sufficient to fund the planned capital expenditures through 2000.

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

Accounting Pronouncements

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for and disclosures of derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for financial statements for periods beginning after June 15, 2000. As the Company historically has not entered into derivative instruments for non-trading (hedging) purposes or for trading purposes, the Company does not expect this statement to have a material impact on its financial condition or results of operations upon implementation.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's financial statements for the years ended December 31, 1999 and 1998 and the independent auditors' reports thereon are included in this
Item 7.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----


Independent Auditor's Report................................................ F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998................ F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998................................................ F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998................................................ F-6
Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 1999 and 1998.......................................... F-7
Notes to Consolidated Financial Statements.................................. F-8

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Enex Resources Corporation

We have audited the accompanying consolidated balance sheets of Enex Resources Corporation and subsidiaries as of December 31, 1999 and December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enex Resources Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                            KPMG LLP

Houston, Texas
February 25, 2000

ENEX RESOURCES CORPORATION  AND SUBSIDIARY
-----------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                          December 31,              December 31,
ASSETS                                                       1999                      1998
------                                                    -----------              ------------

CURRENT ASSETS:
  Cash and cash equivalents                            $          -              $    33,649
  Accounts receivable:
    Oil and gas sales                                       208,956                  250,763
    Joint owners                                              6,443                   29,926
  Prepaid expenses and other current assets                       -                   20,182
                                                       ------------              -----------
Total current assets                                        215,399                  334,520
                                                       ------------              -----------

PROPERTY:
  Oil and gas properties (successful efforts method):     3,363,151                3,662,353
  Furniture, fixtures and other (at cost)                   345,919                  345,919
                                                       ------------              -----------
                                                          3,709,070                4,008,272
Less accumulated depreciation,
  depletion and amortization                              2,918,652                3,101,968
                                                       ------------              -----------
Net property                                                790,418                  906,304
                                                       ------------              -----------

OTHER ASSETS:
  Preferred Stock-3TEC                                   6,467,610                 6,467,610
  Note receivable-3TEC                                   6,310,942                 5,147,548
  Deferred tax asset                                             -                   199,879
                                                       -----------               -----------
Total other assets                                      12,778,552                11,815,037
                                                       -----------               -----------
TOTAL ASSETS                                           $13,784,369               $13,055,861
                                                       ===========               ===========



See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION  AND SUBSIDIARY
------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                   December 31,                   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1999                            1998
------------------------------------                               ------------                   -----------

CURRENT LIABILITIES:
   Accounts payable                                                 $   249,091                    $   212,514
                                                                    -----------                    -----------
Total current liabilities                                               249,091                        212,514
                                                                    -----------                    -----------


STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
    none issued                                                               -                              -
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,804,912 shares issued and outstanding at
     December 31, 1999 and December 31,1998                              90,246                         90,246
Additional paid-in capital                                           10,807,472                     10,807,472
Retained earnings                                                     5,882,507                      5,190,576
Less Cost of treasury stock:
    462,240 shares at December 31, 1999 and December 31, 1998        (3,244,947)                    (3,244,947)
                                                                    -----------                    -----------
Total stockholders' equity                                           13,535,278                     12,843,347
                                                                    -----------                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $13,784,369                    $13,055,861
                                                                    ===========                    ===========



See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION AND SUBSIDIARY
-----------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

                                                                               1999                         1998
                                                                               -----                        ----

REVENUES:
Oil and gas sales                                                         $  1,124,903                 $  5,859,712
Gas plant sales                                                                      -                       17,733
Gain on sale of assets                                                          40,040                    1,199,272
Preferred stock dividends                                                      646,761                            -
Interest income                                                                398,739                      294,824
Other income                                                                    10,003                       22,494
                                                                         -------------                 ------------
Total revenues                                                               2,220,446                    7,394,035
                                                                         -------------                 ------------

COSTS AND EXPENSES:
General and administrative                                                     552,104                    2,216,352
Lease operating and other                                                      603,673                    3,053,584
Gas purchases and plant operating                                                    -                       58,832
Production taxes                                                                68,230                      307,422
Depreciation, depletion and amortization                                        99,713                    1,755,183
Impairment expense                                                               3,530                      189,211
Interest expense                                                                 1,386                            -
                                                                         -------------                 ------------
Total costs and expenses                                                     1,328,636                    7,580,584
                                                                         -------------                 ------------

Income (loss) before minority interest and income taxes                        891,810                     (186,549)
MINORITY INTEREST                                                                    -                     (414,888)
                                                                         -------------                 ------------
Income (loss) before income taxes                                              891,810                     (601,437)

INCOME TAX EXPENSE                                                             199,879                       17,720
                                                                         -------------                 ------------

NET INCOME (LOSS)                                                        $     691,931                 $   (619,157)
                                                                         =============                 ============

NET INCOME (LOSS) PER SHARE
Basic Income (loss) per Share                                            $        0.52                  $     (0.46)
                                                                         =============                  ===========
Diluted Income (loss) per Share                                          $        0.52                  $     (0.46)
                                                                         =============                  ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                        1,342,672                    1,342,637
                                                                         =============                  ===========
Diluted                                                                      1,342,672                    1,342,637
                                                                         =============                  ===========

See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION AND SUBSIDIARY
-----------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31


                                                                                 1999                            1998
                                                                                 ----                            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $  691,931                     $  (619,157)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
  Depreciation, depletion and amortization                                          99,713                       1,755,183
  Impairment                                                                         3,530                         189,211
  Bad debt expense                                                                  14,156                          70,000
  Deferred income tax expense                                                      199,879                          17,720
  Gain on sale of Consolidated Partnership                                               -                        (124,918)
  Gain on sale of properties                                                       (40,040)                     (1,074,354)
  Minority interest                                                                      -                        (862,580)

Changes in operating assets and liabilities:
  Decrease in accounts receivable                                                   51,134                         928,090
  Decrease (increase) in prepaid expenses and other assets                          20,182                         (28,370)
  Decrease in accounts payable                                                     (71,985)                       (331,430)
                                                                               -----------                    ------------
Net cash provided (used) by operating activities                                   968,500                         (80,605)
                                                                               -----------                    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in note receivable - 3TEC                                           (1,163,394)                     (5,147,548)
   Cash distributed in sale of Consolidated Partnership                                  -                      (1,136,431)
   Proceeds from sale of properties                                                 59,798                       2,469,850
   Property additions                                                               (7,115)                       (350,418)
                                                                               -----------                    ------------
  Net cash used by investing activities                                         (1,110,711)                     (4,164,547)
                                                                               -----------                    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash overdraft                                                                 108,562                               -
    Purchase of treasury stock                                                           -                         (45,669)
    Proceeds from exercise of stock options                                              -                          80,000
                                                                               -----------                    ------------
Net cash provided by financing activities                                          108,562                          34,331
                                                                               -----------                    ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (33,649)                     (4,210,821)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      33,649                       4,244,470
                                                                               -----------                    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $         -                    $     33,649
                                                                               ============                   ============



See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION AND SUBSIDIARY
-----------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                         Common Stock           Additional
                                   ------------------------      Paid-in         Retained         Treasury
                                   Shares          Amount        Capital         Earnings          Stock          Total
                                  --------       ---------   ---------------   -----------       ----------      --------

 BALANCE,  January 1, 1998       1,794,912        $89,746      $10,727,972      $5,809,733      $(3,199,278)  $13,428,173
 Exercise of stock options          10,000            500           79,500                                         80,000
 Purchase of 4,200 shares
   of treasury stock                                                                                (45,669)      (45,669)
 Net  loss                                                                        (619,157)                      (619,157)
                                 ----------------------------------------------------------------------------------------
 BALANCE  DECEMBER 31, 1998      1,804,912         90,246       10,807,472       5,190,576       (3,244,947)   12,843,347
  Net income                                                                       691,931                        691,931
                                 ----------------------------------------------------------------------------------------
 Balance  December 31, 1999      1,804,912        $90,246      $10,807,472      $5,882,507      $(3,244,947)  $13,535,278
                                 ========================================================================================

 See accompanying notes to consolidated financial statements.

                   ENEX RESOURCES CORPORATION AND SUBISDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

     Enex Resources Corporation (the Company) was incorporated under the laws of the state of Colorado on August 17, 1979. On June 30, 1992, the Company reincorporated in Delaware. Effective March 27, 1998, 3TEC Energy Corporation ("3TEC"), (formerly Middle Bay Oil Company, Inc.) acquired 79.2% of the common stock of the Company. Effective October 1, 1998, the Company sold all of its partnership units in Enex Consolidated Partners, L.P. (the "Consolidated Partnership"), a limited partnership of which the Company owned greater than a 50% interest, to 3TEC. The Company is engaged in the acquisition, development and production of oil and natural gas in the contiguous United States. The Company considers its business to be a single operating segment.

     The Consolidated Partnership was formed from thirty-four managed limited partnerships effective June 30, 1997 (the "Consolidation") The Company had a 4.1% carried revenue interest as general partner in addition to its proportional interest as a limited partner of approximately 56.2%.

Significant Accounting Policies
-------------------------------

     The Company's accounting policies reflect industry standards and conform to generally accepted accounting principles. The more significant of such policies are described below.

Principles of Consolidation
---------------------------

     In 1999, the financial statements included the accounts of the Company and no subsidiaries. In 1998, the consolidated financial statements included the accounts of the Company and its wholly owned subsidiary, Enex Securities Corporation and until September 30, 1998, the accounts of the Consolidated Partnership.

Cash and Cash Equivalents
-------------------------

     For purposes of the statements of cash flows, the Company classifies all cash investments with original maturities of three months or less as cash.

                   ENEX RESOURCES CORPORATION AND SUBISDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable-Joint Owners
--------------------------------

     The Company, as operator for jointly-owned properties, bills joint owners monthly for costs expended by the Company for the joint owners' share of operating costs and capital expenditures.

Oil and Gas Property
---------------------

     The Company follows the successful efforts method of accounting for oil and gas properties, and accordingly, capitalizes all direct costs incurred in connection with the acquisition, drilling and development of productive oil and gas properties. Costs associated with unsuccessful exploration are charged to expense currently. Geological and geophysical costs and costs of carrying and retaining unevaluated properties are charged to expense. Depletion, depreciation and amortization of capitalized costs are computed separately for each field based on the unit of production method using only proved oil and gas reserves. In arriving at such rates, commercially recoverable reserves have been estimated by independent petroleum engineering firms. The Company reviews its undeveloped properties continually and charges them to expense on a property by property basis when it is determined that they have been condemned by dry holes or have otherwise diminished in value. Gains and losses are recorded on sales of interests in proved properties and on sales of entire interests in unproved properties. For the years ended December 31, 1999 and 1998, the Company realized gains on sales of properties of $40,040 and $1,199,272, respectively. The Company has not capitalized any internal costs into property.

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

     The Company's proved properties were assessed for impairment on an individual field basis and the Company recorded an impairment provision of approximately $3,500 in 1999 and $189,000 in 1998.

                   ENEX RESOURCES CORPORATION AND SUBISDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)



Managed Limited Partnership
---------------------------

     For the nine months ended September 30, 1998, the Company served as general partner of the Consolidated Partnership and also participated as a limited partner.

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

Other Property and Equipment
----------------------------

     Other property and equipment are stated at cost and depreciation is computed on the straight-line method over appropriate lives not to exceed five
years.   Additions and betterments which provide benefits to several periods are capitalized.

Environmental Liabilities
-------------------------

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

Revenue
-------

     Oil and gas revenues are recorded using the sales method, whereby the Company recognizes revenues based on the amount of oil and gas sold to purchasers on its behalf. The revenue imbalance for 1999 and 1998 was immaterial.

                   ENEX RESOURCES CORPORATION AND SUBISDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
------------

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

Stock Based Compensation
------------------------

  The Company accounts for stock-based compensation under the intrinsic value method. Under this method, the Company records no compensation expense for the expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of the Company's common stock on the date granted.

Earnings Per Share
------------------

  Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options, warrants and convertible preferred stock.

Concentrations of Market Risk
-----------------------------

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

                   ENEX RESOURCES CORPORATION AND SUBISDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk
-----------------------------

    Financial instruments which subject the Company to concentrations of credit risk consist primarily of accounts receivable. Risk with respect to receivables is concentrated primarily in the current production revenue receivable from multiple oil and gas producers, both major and independent, and is typical in the industry. Two purchasers accounted for approximately 56% and 17% of the total oil and gas sales, respectively, for the year ended December 31, 1999. No single customer accounted for greater than 10% of the Company's total oil and gas sales for the year ended December 31, 1998.

Accounting Pronouncements
-------------------------

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for and disclosures of derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for financial statements for periods beginning after June 15, 2000. As the Company historically has not entered into derivative instruments for non-trading (hedging) purposes or for trading purposes, the Company does not expect this statement to have a material impact on its financial condition or results of operations upon implementation.


Use of Estimates
----------------

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications
-----------------

    Certain reclassifications of prior period amounts have been made to conform to the current presentation.

                   ENEX RESOURCES CORPORATION AND SUBISDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


(2)  CONSOLIDATED PARTNERSHIP DIVESTITURE AND RECEIPT OF PREFERRED STOCK OF
       3TEC

    On December 30, 1998, the Company sold all of its units of the Consolidated Partnership to 3TEC. The sale consisted of an exchange offer (the "Exchange Offer") whereby the Company exchanged each Consolidated Partnership unit for
2.086 shares of 3TEC Series C Preferred Stock ("3TEC Preferred Stock").   In
connection with the Exchange Offer, a proposal was submitted to the limited partners in the Consolidated Partnership to amend the partnership agreement to provide for the transfer of all of the assets and liabilities of the Consolidated Partnership to 3TEC as of October 1, 1998 and dissolve the Consolidated Partnership. The Exchange Offer was approved on December 30, 1998 and 2,177,481 shares of 3TEC Preferred Stock were issued for 100% of the outstanding limited partner units. The Company was issued 1,293,522 shares of 3TEC Preferred Stock for its limited partner ownership in the Consolidated Partnership.

    As a holder of Series C the Company is entitled to receive cumulative cash dividends in an amount per share of $0.50 per year (10% annual rate), payable semi-annually on March 31 and September 30 of each year. These dividends are payable in preference to and prior to the payment of any dividend or distribution to any holder of 3TEC common stock or other junior security. The Series C dividends began to accrue on December 30, 1998. 3TEC's primary bank has granted 3TEC a waiver allowing it to pay the dividends on the Series C as long as no default or event of default exists or would exist as a result of any Series C dividend payment. The Series C has a liquidation preference of $5.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends. The liquidation preference of Series C ranks on parity with 3TEC's Series B Preferred Stock outstanding. As of December 31, 1999, 3TEC had no other preferred stock outstanding.

    Each share of Series C is convertible into 1/3 share of 3TEC common stock. On or after January 1, 2000, 3TEC may redeem all or a portion of the Series C, at its option, at a purchase price of $5.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends.

    The Series C is generally nonvoting; however, holders of Series C are entitled to vote on any amendment, alteration or appeal of any provision of 3TEC's Articles of Incorporation which would adversely affect any holder's rights and preferences.

                   ENEX RESOURCES  CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


(2) CONSOLIDATED PARTNERSHIP DIVESTITURE AND RECEIPT OF PREFERRED STOCK OF 3TEC (continued)


     The following pro forma data presents the results of the Company for the twelve months ended December 31, 1998, as if the divestiture of the Consolidated Partnership had occurred on January 1, 1998. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the divestiture been consummated as presented. Dollars are presented in thousands, except for per share amounts.

                                                            ProForma
                                                          (Unaudited)
                                                                1998
                                                                ----

      Total revenues excluding dividend income                $1,738
      Preferred dividend income                                  647
      Net loss available to stockholders                        (604)
      Net loss per share available to stockholders             (0.45)


(3)  3TEC TENDER OFFER

     On March 27, 1998, 3TEC purchased 1,064,432 of the outstanding common shares of the Company for $15,966,480. 3TEC purchased the common shares through a cash tender offer that commenced February 19, 1998. Over the three-week period ended December 23, 1998, 3TEC acquired an additional 9,747 shares (approximately 0.80%) of the outstanding common shares of the Company.

(4) RELATED PARTY TRANSACTIONS

     The Company has a note receivable from 3TEC, an owner of 80% of the outstanding common stock of the Company, as of December 31, 1999 of $6,310,942. The principal balance of the note accrues interest at the prime rate and is due on demand. The note consists of advances to 3TEC for general corporate purposes and is unsecured. Interest of approximately $626,000 and $227,000 was accrued on the note as of December 31, 1999 and 1998, respectively, and is included in the note receivable balance.

    3TEC financed its tender offer with cash provided under a credit facility by Compass Bank and Bank of Oklahoma. In November, 1999, 3TEC secured a new credit facility from Bank One Texas, N.A. ("the Bank") and repaid the credit facility provided by Compass Bank and Bank of Oklahoma. The debt proceeds used to finance the tender offer, approximately $15.9 million, was shown on the balance sheet of 3TEC. Pursuant to the terms of the credit agreement between 3TEC, the Company and the Bank, the Bank holds a security interest in certain oil and gas properties of the Company. If certain properties were sold by the Company an amount determined by the Bank would have to be paid on the outstanding principal balance of the debt. The debt payment could be made by 3TEC or the Company. Amounts paid to the Bank by the Company would

                   ENEX RESOURCES CORPORATION AND SUBISDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(4) RELATED PARTY TRANSACTIONS (continued)

reduce the amount of sales proceeds the Company would retain. Amounts paid to the Bank by 3TEC would reduce the amount of cash available to be paid to the Company. The principal balance of debt outstanding under the credit facility on 3TEC's financial statements at December 31, 1999 was approximately $88 million.

     All but one of the officers and directors of the Company also serve as the officers and directors of 3TEC.


(5) INCOME TAXES

     Income tax expense for the years ended December 31 consisted of the following (in thousands):


                                                     1999        1998
                                                    ------      ------

          Current                                   $   -       $   -
          Deferred                                    200          18
                                                    -----       -----
             Total                                  $ 200       $  18
                                                    =====       =====

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows:

                                                     1999        1998
                                                    -----       -----
Income tax (benefit) expense at statutory rate      $ 303       $(204)
Change in valuation allowance                          77         730
Purchase accounting adjustment                          -        (508)
Dividends received                                   (220)          -
Increase due to other items                            40           -
                                                    -----       -----
Income tax expense                                  $ 200       $  18
                                                    =====       =====

                   ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(5) INCOME TAXES (continued)

     The Company's net deferred tax asset at December 31, 1998 is shown below (in thousands). The Company provided a valuation allowance against the entire deferred tax asset at December 31, 1999.

                                                   1999        1998
                                                  -------    --------
Deferred tax assets
  Oil and gas properties                           (3,553)     (4,688)
  NOL carryforward                                 (2,461)     (1,454)
  Other                                              (173)       (168)
                                                  -------     -------
                                                   (6,187)     (6,310)
Valuation allowance                                 6,187       6,110
                                                  -------    --------
Net deferred tax asset                            $     -    $   (200)
                                                  =======    ========


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, the
Section 382 limitation discussed below, and the separate return loss year limitation, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. Therefore a valuation allowance has been set up against the deferred tax asset at December 31, 1999 and 1998. The valuation allowance increased $77,000 during 1999 and $730,000 during 1998.

     In March 1998, 79.2% of the Company's common stock was acquired by 3TEC, at which time the Company had a net operating loss carryforward of approximately $5,200,000. These net operating losses expire in varying amounts through 2018, and their utilization is limited due to an ownership change pursuant to Section 382 triggered by 3TEC's acquisition of the Company's common stock.

     As of December 31, 1999, the Company had net operating loss carryforwards of approximately $7,200,000, which expire beginning in the year 2009 through 2019.

                   ENEX RESOURCES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(6)  STOCK OPTION PLANS

At December 31, 1998, the Company had an incentive stock option plan and a nonqualified stock option plan, which authorize the issuance of options to purchase up to 362,000 shares of common stock to directors, officers and key employees. The Company has also issued options not covered by a plan. The Company applies the intrinsic value method for accounting for stock based compensation. There were no stock options issued during 1999 and 1998.

     At December 31, 1999 and 1998 there were 209,000 shares of common stock available for grant under the stock option plans. The plans are administered by the Compensation Committee of the Board of Directors.

     Information relating to stock options is summarized below:

                                                                      Average
                                                                  Exercise Price
                                                       Shares        Per Share
                                                     ---------    --------------

    Options outstanding at January  1, 1998......     178,000        $9.25
    Buyout.......................................    (143,000)       $9.22
    Canceled.....................................     (25,000)       $9.88
    Exercised....................................     (10,000)       $8.00
                                                     --------
    Options outstanding at December 31, 1999
     and 1998....................................          --
                                                     ========


(7)  STOCKHOLDERS' EQUITY

Earnings Per Share
------------------

     At December 31, 1999 and 1998 the Company had no common stock equivalents outstanding.

                   ENEX RESOURCES CORPORATION AND SUBISDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



(8) COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.


(9)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized Costs and Costs Incurred
------------------------------------

     The following tables present the capitalized costs related to oil and gas producing activities and the related depreciation, depletion, amortization and impairment and costs incurred in oil and gas property acquisition, exploration and development activities (in thousands):

                                                         1999       1998
                                                       --------   --------
Capitalized Costs
-----------------
Proved properties                                      $ 3,363    $ 3,662
Accumulated depreciation, depletion, amortization
  and impairment                                        (2,602)    (2,798)
                                                       -------    -------
     Net capitalized costs                             $   761    $   864
                                                       =======    =======


Costs Incurred
--------------
Proved properties                                      $   ---    $   ---
Development costs                                            7        350
                                                       -------    -------
     Total                                             $     7    $   350
                                                       =======    =======

Depletion, depreciation, amortization
  and impairment                                       $    95    $ 1,929
                                                       =======    =======

                   ENEX RESOURCES CORPORATION AND SUBISDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(9)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (continued)

Estimated Quantities of Reserves
---------------------------------

  The Company has interests in oil and gas properties that are located principally in Texas. The Company does not own or lease any oil and gas properties outside the United States. There are no quantities of oil and gas subject to long-term supply or similar agreements with any governmental agencies.

  The Company retains independent engineering firms to provide year-end estimates of the Company's future net recoverable oil, gas and natural gas liquids reserves. In 1999, such estimates were prepared by Ryder Scott Company. In 1998, such estimates were prepared by and H.J. Gruy & Associates, Inc. and Lee Keeling & Associates, Inc. The reserve information was prepared in accordance with guidelines established by the Securities and Exchange Commission.

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

  Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:


                                                       Years Ended
                                                        December 31

                                             1999                     1998
                                             ----                     ----
                                       Oil          Gas          Oil          Gas
Proved Reserves                      (Barrels)     (Mcf)      (Barrels)      (Mcf)
---------------                      --------    ---------    ---------    ----------

Beginning of year                      60,225    9,262,611    1,299,556    14,915,559
Revisions of previous estimates       101,762      662,253     (258,651)    5,734,679
Sale of reserves in place              (6,131)      (4,712)    (752,704)   (9,926,321)
Production for the year               (19,158)    (339,152)    (227,976)   (1,461,306)
                                      -------    ---------    ---------    ----------

End of year                           136,698    9,581,000       60,225     9,262,611
                                      =======    =========    =========    ==========

Proved Developed Reserves
-------------------------
Beginning of year                      60,225    6,865,911    1,299,556    14,915,559
End of year                           136,698    6,631,000       60,225     6,865,911


                   ENEX RESOURCES CORPORATION AND SUBISDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



(9)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (continued)

Standardized Measure of Discounted Future Net Cash Flows From Proved Reserves
-----------------------------------------------------------------------------

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

          The standardized measure of discounted future net cash flows relating to proved oil and gas reserves are summarized as follows (in thousands):

                                                         Years Ended
                                                         December 31
                                                    -----------------------
                                                       1999         1998
                                                    ----------    ---------

Future cash inflows                                  $  25,277    $ 20,352
Future production costs and development costs          (12,882)    (11,884)
Future income tax expenses                              (1,625)       (338)
                                                     ---------    --------
Future net cash flows                                   10,770       8,130
10% discount to reflect timing of cash flows            (5,835)     (4,400)
                                                     ---------    --------
Standardized measure of discounted
  future net cash flows                              $   4,935    $  3,730
                                                     =========    ========

                   ENEX RESOURCES CORPORATION AND SUBISDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


(9)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (continued)

Standardized Measure of Discounted Future Net Cash Flows From Proved Reserves
-----------------------------------------------------------------------------
(continued)

     The following are the principal sources of changes in the standardized measure of discounted future net cash flows (in thousands):

                                                         Years Ended
                                                         December 31
                                                    -----------------------
                                                       1999         1998
                                                    ----------    ---------

Sales of oil and gas, net of production cost        $  (453)      $ (2,499)
Net changes in price and production cost              1,346         (3,048)
Purchase of reserves                                    ---            ---
Sale of reserves                                        (23)       (12,080)
Revisions of previous quantity estimates                697          1,547
Net change in income taxes                             (571)          (174)
Accretion of discount                                   390          2,018
Changes in production rates (timing) and other         (181)        (2,214)
                                                    -------       --------

Change in standardized measure of
discounted future net cash flows                    $ 1,205       $(16,450)
                                                    =======       ========


     During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. The situation has had a destabilizing effect on the crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The year end prices of oil and gas at December 31, 1999 and 1998, used in the above table were $23.64 and $9.50 per barrel of oil and $2.23 and $2.10 per thousand cubic feet of gas, respectively.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      In 1998, the Company made the decision to change its independent accountants to the independent accountants engaged by 3TEC. Deloitte and Touche LLP resigned as independent accountants for the Company on October 19, 1998.
The independent accountant's reports on the financial statements of the Company for the two fiscal years ended December 31, 1996 and December 31, 1997, did not contain an adverse opinion or a disclaimer of opinion, and the reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

  ITEM 10. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               3.1 Certificate of Incorporation of the Company as currently in effect(1)

               3.2  Bylaws of the Company as currently in effect/(1)/

               4.1 Form of Rights Agreement dated as of September 4, 1990 between the Companys predecessor-in-interest, Enex Resources Corporation, a Colorado corporation (the APredecessor@), and American Securities Transfer, Incorporated, as Rights Agent, which includes as exhibits thereto the Form of Rights Certificate and the Summary of Rights to Purchase Common Stock/(2)/

               10.1 Enex Employees Stock Purchase Program/(3)/

               10.2 1991 Non-Qualified Stock Option Award Program/(3)/

               10.3 1990 Non-Qualified Stock Option Plan/(3)/

               10.4 1984 Incentive Stock Option Plan and 1979 Employees Non-
                    Qualified Stock Option Plan/(4)/

               10.5 Credit Agreement between the Company and Middle Bay Oil
                    Company, Inc., as borrower, and Compass Bank, as agent and lender, Bank of Oklahoma, N.A., as a lender, and the other lenders signatory thereto dated March 27, 1998/(5)/

               16.1 Letter from Deloitte & Touche, LLP regarding change in certifying public accountants dated October 26, 1998/(6)/

               21.1 Subsidiaries of the Company/(7)/

               27.1 Financial Data Schedule*

* Filed herewith

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

     (b)  Reports on Form 8-K

          There were no Form 8-Ks filed during the fourth quarter for the period ending December 31, 1999.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of March 30, 2000.


                                       ENEX RESOURCES CORPORATION
                                               (Registrant)


                              By: /s/       Floyd C. Wilson
                                 -------------------------------------
                                            Floyd C. Wilson
                                        Chief Executive Officer,
                                         President and Chairman


                              By: /s/      Stephen W. Herod
                                 -------------------------------------
                                           Stephen W. Herod
                                        Executive Vice-President,
                                  Chief Financial Officer, Secretary


                               POWER OF ATTORNEY


  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Floyd C. Wilson and Stephen W. Herod, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      March 30, 2000                     /s/    Floyd C. Wilson
---------------------------           --------------------------------
          Date                                  Floyd C. Wilson
                                            Chief Executive Officer,
                                            President and Chairman

      March 30, 2000                    /s/   Stephen W. Herod
---------------------------           --------------------------------
          Date                                Stephen W. Herod
                                     Director, Executive Vice-President,
                                     Chief Financial Officer, Secretary

       March 30, 2000                 /s/ Gary R. Christopher
----------------------------         ----------------------------
          Date                            Gary R. Christopher
                                                Director

       March 30, 2000                 /s/ D. Martin Phillips
----------------------------         ----------------------------
          Date                             D. Martin Phillips
                                                Director

       March 30, 2000                 /s/  David B. Miller
----------------------------         ----------------------------
          Date                             David B. Miller
                                                Director

       March 30, 2000                 /s/   David B. Dunton
----------------------------         ----------------------------
          Date                              David B. Dunton
                                               Director