Form 10QSB
period 2000-03-31
ENEX RESOURCES CORP
filed 2000-05-19
CIK 314864

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2000

                                OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from ______ to _______

                          Commission File No. 0-9378

                          ENEX RESOURCES CORPORATION
       (Exact name of small business issuer as specified in its charter)

             DELAWARE                          93-0747806
    (State or other jurisdiction            (I.R.S. Employer
  of incorporation or organization)        Identification No.)

                               777 WALKER STREET
                          TWO SHELL PLAZA, SUITE 2400
                              HOUSTON, TX  77002
                   (Address of principal executive offices)

                                (713) 821-7100
                          (Issuer's telephone number)

                                      N/A
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]  No [_]


  Number of shares outstanding of each of the Registrant's  classes of common stock, as of the latest practicable date:

                         Common stock, $.05 par value
                      1,342,672 shares as of May 9, 2000

           Transitional Small Business Disclosure Format (check one)
                                Yes [_]  No [X]

                          ENEX RESOURCES CORPORATION

                                     INDEX

                                                                Page
                                                                 No.
                                                                ----

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

 Consolidated Balance Sheets-
    March 31, 2000 (Unaudited) and December 31, 1999.........      1
 Consolidated Statements of Operations (Unaudited)-
    Three months ended March 31, 2000 and 1999...............      2
 Consolidated Statements of Cash Flows (Unaudited)-
    Three months ended March 31, 2000 and 1999...............      3
 Notes to Consolidated Financial Statements (Unaudited)......      4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................      6

PART II. OTHER INFORMATION

 Item 6.  Exhibits and reports on Form 8-K...................      7

ENEX RESOURCES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                                    March 31,               December 31,
                                                                      2000                      1999
                                                                    Unaudited                 Audited
                                                                    ---------               ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $     8,089               $         -
  Accounts receivable                                                  181,693                   215,399
                                                                   -----------               -----------
Total current assets                                                   189,782                   215,399
                                                                   -----------               -----------
PROPERTY:
  Oil and gas properties (successful efforts method):              $ 3,363,151                 3,363,151
  Furniture, fixtures and other (at cost)                              345,919                   345,919
                                                                   -----------               -----------
                                                                     3,709,070                 3,709,070
Less accumulated depreciation, depletion and amortization            2,942,671                 2,918,652
                                                                   -----------               -----------
Net property                                                           766,399                   790,418
                                                                   -----------               -----------
OTHER ASSETS:
  Preferred Stock-3TEC                                               6,467,610                 6,467,610
  Note receivable-3TEC                                               6,618,521                 6,310,942
                                                                   -----------               -----------
Total other assets                                                  13,086,131                12,778,552

TOTAL ASSETS                                                       $14,042,312               $13,784,369
                                                                   ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $   133,343               $   249,091
                                                                   -----------               -----------
Total current liabilities                                              133,343                   249,091
                                                                   -----------               -----------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
   none issued                                                               -                         -
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,804,912 shares issued and outstanding at
    March 31, 2000 and December 31,1999                                 90,246                    90,246
Additional paid-in capital                                          10,807,472                10,807,472
Retained earnings                                                    6,256,198                 5,882,507
Less Cost of treasury stock:
    462,240 shares at March 31, 2000 and December 31, 1999          (3,244,947)               (3,244,947)
                                                                   -----------               -----------
Total stockholders' equity                                          13,908,969                13,535,278
                                                                   -----------               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $14,042,312               $13,784,369
                                                                   ===========               ===========

See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED)


                                                                                         2000                    1999
                                                                                       ---------             -----------
REVENUES:
Oil and gas sales                                                                      $  313,928            $   189,695
Preferred stock dividends                                                                 161,690                161,690
Interest income                                                                           111,755                 95,675
Other income                                                                               20,053                 26,747
                                                                                       ----------            -----------
Total revenues                                                                            607,426                473,807
                                                                                       ----------            -----------
COSTS AND EXPENSES:
General and administrative                                                                 40,799                196,114
Lease operating, production taxes and other                                               168,324                163,698
Depreciation, depletion and amortization                                                   24,019                 28,025
Interest expense                                                                              592                  1,072
                                                                                       ----------            -----------
Total costs and expenses                                                                  233,734                388,909
                                                                                       ----------            -----------

INCOME BEFORE INCOME TAXES                                                                373,692                 84,898

INCOME TAX BENEFIT                                                                              -                 (3,360)
                                                                                       ----------            -----------
NET INCOME                                                                             $  373,692            $    88,258
                                                                                       ==========            ===========
NET INCOME PER SHARE                                                                   $     0.28            $      0.07
                                                                                       ==========            ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                              1,342,672              1,342,672
                                                                                       ==========            ===========


See accompanying notes to consolidated financial statements.

ENEX RESOURCES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED)


                                                                                          2000                 1999
                                                                                       ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                             $ 373,692             $  88,258
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                                                24,019                28,025
  Deferred income tax benefit                                                                  -                (3,360)

Changes in current assets and liabilities:
  Decrease in accounts receivable                                                         33,706                    65
  (Decrease) increase in accounts payable                                               (115,748)              187,748
                                                                                       ---------             ---------
Net cash provided by operating activities                                                315,669               300,736
                                                                                       ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in note receivable - 3TEC                                                   (307,579)             (330,250)
   Property additions                                                                          -                (4,135)
                                                                                       ---------             ---------
  Net cash used by investing activities                                                 (307,579)             (334,385)
                                                                                       ---------             ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       8,090               (33,649)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               -                33,649
                                                                                       ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   8,090             $       -
                                                                                       =========             =========


See accompanying notes to consolidated financial statements.

                           ENEX RESOURCES CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                  (Unaudited)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

       Enex Resources Corporation (the "Company") was incorporated under the laws of the state of Colorado on August 17, 1979. On June 30, 1992, the Company reincorporated in Delaware. 3TEC Energy Corporation ("3TEC") owns 80% of the common stock of the Company. The Company is engaged in the development and production of oil and natural gas in the contiguous United States. The Company considers its business to be a single operating segment.

    Basis of Presentation

       In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 31, 2000 and December 31, 1999 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2000 and 1999.

       The consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. An independent accountant has not audited the accompanying consolidated financial statements. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Earnings Per Share

       Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options, warrants and convertible preferred stock.

                          ENEX RESOURCES CORPORATION

                  Notes to Consolidated Financial Statements

                                March 31, 2000
                                  (Unaudited)


(2) RELATED PARTY TRANSACTIONS

     The Company has a note receivable from 3TEC, an owner of 80% of the outstanding common stock of the Company, as of March 31, 2000 of $6,618,521. The principal balance of the note accrues interest at the prime rate and is due on demand. The note consists of advances to 3TEC for general corporate purposes and is unsecured. Interest of $738,834 was accrued on the note as of March 31, 2000.

     The Company owns 1,293,522 shares of 3TEC Series C Preferred Stock ("Series C"). As a holder of Series C, the Company is entitled to receive cumulative cash dividends at an annual rate of $0.50 per share, payable March 31 and September 30 of each year. The Series C has a liquidation preference of $5.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends. Each share of Series C is convertible into 1/3 share of 3TEC common stock. 3TEC has the right to redeem all or a portion of the Series C at its option at a purchase price of $5.00 per share plus all accumulated, accrued and unpaid dividends.

    The Company is a party to the credit agreement between the Company, 3TEC and the banks. If certain properties are sold by the Company an amount determined by the banks would have to be paid on the outstanding principal balance of the debt. The debt payment could be made by 3TEC or the Company. Amounts paid to the banks by the Company would reduce the amount of sales proceeds the Company would retain. Amounts paid to the banks by 3TEC would reduce the amount of cash available to be paid to the Company. The principal balance of debt outstanding on 3TEC's financial statements at March 31, 2000 was approximately $83.5 million.

    All but one of the officers and directors of the Company also serve as the officers and directors of 3TEC.


(3) COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    The principal source of the Company's cash flow from operations will be sales of oil and natural gas and income from the Company's investment in 3TEC preferred stock and the note receivable from 3TEC.

    The Company does not anticipate any capital expenditures for acquisition or exploration of oil and natural gas reserves in the future. The Company expects to make expenditures to develop its proved undeveloped reserves, to maintain its proved developed reserves and to plug and abandon certain wells in Florida. The Company expects to incur a minimum of $50,000 in capital expenditures over the next twelve months. The Company expects that cash flows from operations, proceeds from sales of certain oil and gas properties and advances from 3TEC will be sufficient to fund the planned capital expenditures for the next twelve months.

    Because future cash flows from the Company's oil and gas properties are subject to a number of variables, such as, the level of production and prices received for oil and gas and the prices received on property sales, there can be no assurance that the Company's capital resources will be sufficient to maintain planned levels of capital expenditures and accordingly, oil and gas revenues and operating results may be adversely affected.

    The continued accrual of income from the Company's investment in 3TEC preferred stock and the note receivable from 3TEC depends solely upon the creditworthiness of the Company's 80% owner, 3TEC. Should 3TEC experience problems that adversely affect its financial condition, the financial condition and results of operations of the Company will be adversely affected.


Results of Operations

Three months ended March 31, 2000 and 1999

    The Company's total revenues increased 28% to $607,426 caused primarily by a 65% increase in oil and gas revenues to $313,928. Increases in oil and gas prices caused the oil and gas revenue increase. During the current period, the Company sold 3,500 barrels of oil at an average price of $24.49 per barrel and 90,480 Mcf of gas at an average price of $2.52 per Mcf. In the comparable period, the Company sold 4,400 barrels of oil at an average price of $11.12 per barrel and 85,000 Mcf of gas at an average price of $1.67 per Mcf.

    Total costs and expenses decreased 40% to $233,734 caused primarily by a decline in general and administrative expenses. General and administrative expenses ("G&A") decreased because of the consolidation of the Company's general and administrative functions with those of 3TEC. Substantially all of the general and administrative functions for the current period were performed by 3TEC employees. A portion of the Company's G&A expense is an expense allocation from 3TEC.

    The Company reported net income of $373,692 for the current period versus net income of $88,258 for the comparable period. The primary reason for the increase was higher oil and gas revenues and lower general and administrative expenses.


PART II.  OTHER INFORMATION

     (a)  Exhibits

               3.1 Certificate of Incorporation of the Company as currently in effect(1)

               3.2   Bylaws of the Company as currently in effect(1)

               4.1 Form of Rights Agreement dated as of September 4, 1990 between the Company's predecessor-in-interest, Enex Resources Corporation, a Colorado corporation (the "Predecessor"), and American Securities Transfer, Incorporated, as Rights Agent, which includes as exhibits thereto the Form of Rights Certificate and the Summary of Rights to Purchase Common Stock(2)

               10.1  Enex Employees Stock Purchase Program(3)

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of May 19, 2000.


                                          ENEX RESOURCES CORPORATION
                                                  (Registrant)


                              By:             /s/ Floyd C. Wilson
                                 ----------------------------------------------
                                                  Floyd C. Wilson
                                      Chief Executive Officer and Chairman


                              By:             /s/ R.A. Walker
                                 ----------------------------------------------
                                                  R.A. Walker
                                      President and Chief Financial Officer


                              By:            /s/ Stephen W. Herod
                                 ----------------------------------------------
                                                 Stephen W. Herod
                                            Executive Vice President