Form 10QSB
period 2000-06-30
ENEX RESOURCES CORP
filed 2000-08-18
CIK 314864

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

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

                         Common stock, $.05 par value
                     1,342,672 shares as of June 30, 2000

           Transitional Small Business Disclosure Format (check one)
                                Yes [_] No [X]

                          ENEX RESOURCES CORPORATION

                                     INDEX

                                                                   Page
                                                                    No.
                                                                   ----
Part I.  Consolidated Financial Information

  Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets-
      June 30, 2000 (Unaudited) and December 31, 1999 ............   1
   Consolidated Statements of Operations (Unaudited)-
      Three and six months ended June 30, 2000 and 1999 ..........   3
   Consolidated Statements of Cash Flows (Unaudited)-
      Six months ended June 30, 2000 and 1999 ....................   4
   Notes to Consolidated Financial Statements (Unaudited) ........   5

  Item 2.  Management's Discussion and Analysis
            Of Financial Condition and Results of Operations .....   7

Part II. Other Information

  Item 6.  Exhibits and reports on Form 8-K ......................   9

ENEX RESOURCES CORPORATION AND SUBSIDIARY
-----------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                      June 30,
                                                                        2000            December 31,
ASSETS                                                               (Unaudited)            1999
------                                                              ------------        ------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $     63,770       $          -
  Accounts receivable:
    Oil and gas sales                                                    451,383            208,956
    Joint owners                                                          14,879              6,443
                                                                    ------------       ------------
Total current assets                                                     530,032            215,399
                                                                    ------------       ------------

PROPERTY:
  Oil and gas properties (successful efforts method):                  3,363,179          3,363,151
  Furniture, fixtures and other (at cost)                                345,919            345,919
                                                                    ------------       ------------
                                                                       3,709,098          3,709,070
Less accumulated depreciation,
  depletion and amortization                                           2,964,854          2,918,652
                                                                    ------------       ------------
Net property                                                             744,244            790,418
                                                                    ------------       ------------

OTHER ASSETS:
  Preferred Stock-3TEC                                                 6,467,610          6,467,610
  Note receivable-3TEC                                                 6,778,661          6,310,942
                                                                    ------------       ------------
Total other assets                                                    13,246,271         12,778,552

TOTAL ASSETS                                                        $ 14,520,547       $ 13,784,369
                                                                    ============       ============

See accompanying notes to unaudited consolidated financial statements.
--------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARY
-----------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                               June 30,
                                                                                2000           December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                         (Unaudited)           1999
------------------------------------                                        -------------     -------------
CURRENT LIABILITIES:
   Accounts payable                                                         $    149,886      $     249,092
                                                                            ------------      -------------
Total current liabilities                                                        149,886            249,092
                                                                            ------------      -------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
    none issued
                                                                                       -                  -
Common stock, $.05 par value;
    10,000,000 shares authorized;
    1,804,912 shares issued and outstanding at
     June 30, 2000 and December 31,1999                                           90,246             90,246
Additional paid-in capital                                                    10,807,472         10,807,472
Retained earnings                                                              6,717,890          5,882,506
Less Cost of treasury stock:
    462,240 shares at June 30, 2000 and December 31, 1999                     (3,244,947)        (3,244,947)
                                                                            ------------      -------------
Total stockholders' equity                                                    14,370,661         13,535,277
                                                                            ------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 14,520,547      $  13,784,369
                                                                            ============      =============

See accompanying notes to unaudited consolidated financial statements.
--------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARY
-----------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          June 30                         June 30
                                                                 (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
                                                                     2000           1999            2000            1999
                                                                 -----------    -----------     -----------     -----------
REVENUES:
Oil and gas sales                                                $   405,248    $   288,434     $   719,176     $   478,129
Gain on sale of assets                                                36,226          1,170          36,226           1,170
Preferred stock dividends                                            161,690        161,690         323,380         323,380
Interest income                                                      108,535         94,223         220,290         189,898
Other income                                                           8,940        (16,131)         28,814          10,616
                                                                 -----------    -----------     -----------     -----------
Total revenues                                                       720,639        529,386       1,327,886       1,003,193
                                                                 -----------    -----------     -----------     -----------

COSTS AND EXPENSES:
General and administrative                                           100,811        117,227         141,610         313,341
Lease operating and other                                            108,806        242,017         258,085         393,539
Production taxes                                                      26,968         16,268          46,013          28,444
Depreciation, depletion and amortization                              22,183         42,557          46,202          70,582
Interest expense                                                           -            314               -           1,386
Other expense                                                            179              -             592               -
                                                                 -----------    -----------     -----------     -----------
Total costs and expenses                                             258,947        418,383         492,502         807,292
                                                                 -----------    -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                                           461,692        111,003         835,384         195,901
INCOME TAX EXPENSE                                                         -         69,966               -          66,606
                                                                 -----------    -----------     -----------     -----------
NET INCOME                                                       $   461,692    $    41,037     $   835,384     $   129,295
                                                                 ===========    ===========     ===========     ===========

NET INCOME PER SHARE
 Basic                                                           $      0.34    $      0.03     $      0.62     $      0.10
                                                                 ===========    ===========     ===========     ===========
 Diluted                                                         $      0.34    $      0.03     $      0.62     $      0.10
                                                                 ===========    ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 Basic                                                             1,342,672      1,342,672       1,342,672       1,342,637
                                                                 ===========    ===========     ===========     ===========
 Diluted                                                           1,342,672      1,342,672       1,342,672       1,342,637
                                                                 ===========    ===========     ===========     ===========


See accompanying notes to unaudited consolidated financial statements.
--------------------------------------------------------------------------------

ENEX RESOURCES CORPORATION AND SUBSIDIARY
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
-------------------------------------------------------------

                                                                     2000              1999
                                                                -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                      $     835,384     $     129,295
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization                             46,202            70,582
  Deferred income tax expense                                               -            66,606
  Gain on sale of properties                                          (36,226)           (1,170)

Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable                         (250,863)           65,537
  (Decrease) Increase in accounts payable                             (99,206)           29,516
                                                                -------------     -------------
Net cash provided by operating activities                             495,291           360,366
                                                                -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in note receivable - 3TEC                                 (467,719)         (390,554)
  Proceeds from sale of properties                                     36,226             1,170
  Property additions                                                      (28)           (4,631)
                                                                -------------     -------------
  Net cash used by investing activities                              (431,521)         (394,015)
                                                                -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   63,770           (33,649)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            -            33,649
                                                                -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $      63,770     $           -
                                                                =============     =============

See accompanying notes to unaudited consolidated financial statements.
--------------------------------------------------------------------------------

                          ENEX RESOURCES CORPORATION

                  Notes to Consolidated Financial Statements

                                 June 30, 2000
                                  (Unaudited)

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

     Basis of Presentation
     ---------------------

          In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 2000 and December 31, 1999 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2000 and 1999.

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

                          ENEX RESOURCES CORPORATION

                  Notes to Consolidated Financial Statements

                                 June 30, 2000
                                  (Unaudited)

(2)  RELATED PARTY TRANSACTIONS

     The Company has a note receivable from 3TEC, an owner of 80% of the outstanding common stock of the Company, as of June 30, 2000 of $6,778,661. The principal balance of the note accrues interest at the prime rate and is due on demand. The note consists of advances to 3TEC for general corporate purposes and is unsecured. Interest of $844,979 was accrued on the note as of June 30, 2000.

     The Company owns 1,293,522 shares of 3TEC Series C Preferred Stock ("Series C"). As a holder of Series C, the Company is entitled to receive cumulative cash dividends at an annual rate of $0.50 per share, payable March 31 and September 30 of each year. The Series C has a liquidation preference of $5.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends. Each share of Series C is convertible into 1/3 share of 3TEC common stock. 3TEC has the right to redeem all or a portion of the Series C at its option (upon 30 days written notice), at a purchase price of $5.00 per share plus all accumulated, accrued and unpaid dividends.

     The Company is a party to the credit agreement between the Company, 3TEC and certain banks. If certain properties are sold by the Company an amount determined by the banks would have to be paid on the outstanding principal balance of the debt. The debt payment could be made by 3TEC or the Company. Amounts paid to the banks by the Company would reduce the amount of sales proceeds the Company would retain. Amounts paid to the banks by 3TEC would reduce the amount of cash available to be paid to the Company. The principal balance of bank debt outstanding on 3TEC's financial statements at June 30, 2000 was approximately $71 million.

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

(4)  ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for and disclosures of derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133," issued in June, 1999, defers the effective date for implementation of SFAS No. 133 for one year making it effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet determined the impact of the statement on our financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The principal source of the Company's cash flow will be sales of oil and natural gas and income from the Company's investment in 3TEC preferred stock and the note receivable from 3TEC.

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

Results of Operations
---------------------

Three months ended June 30, 2000 and 1999
-----------------------------------------

     The Company's total revenues increased 36% to $720,639 caused primarily by a 40% increase in oil and gas revenues to $405,248. Increases in oil and gas prices caused the oil and gas revenue increase. During the current period, the Company sold 3,200 barrels of oil at an average price of $26.24 per barrel and 94,970 Mcf of gas at an average price of $3.39 per Mcf. In the comparable period, the Company sold 6,600 barrels of oil at an average price of $11.77 per barrel and 101,000 Mcf of gas at an average price of $2.09 per Mcf.

     Total costs and expenses decreased 38% to $258,947 caused primarily by a decline in lease operating expenses. Lease operating expenses decreased because of operational improvements on the Segundo field, as well as the sale of properties late in 1999.

     The amount of current income tax expense calculated based on pre-tax income for the three months ended June 30, 2000 was offset by a reduction in the valuation allowance placed on the Company's deferred tax asset. Management of the Company believes that sufficient evidence to date does not support a full reversal of the valuation allowance placed on the Company's deferred tax asset.

     The Company reported net income of $461,692 for the current period versus a net income of $41,037 for the comparable period. The primary reason for the increase was higher oil and gas revenues and lower lease operating expenses.

Six months ended June 30, 2000 and 1999
---------------------------------------
     The Company's total revenues increased 32% to $1,327,886 caused primarily by a 50% increase in oil and gas revenues to $719,176. Increases in oil and gas prices caused the oil and gas revenue increase. During the current period, the Company sold 6,700 barrels of oil at an average price of $25.32 per barrel and 185,000 Mcf of gas at an average price of $2.97 per Mcf. In the comparable period, the Company sold 10,900 barrels of oil at an average price of $11.51 per barrel and 186,000 Mcf of gas at an average price of $1.90 per Mcf.

     Total costs and expenses decreased 39% to $492,502 caused primarily by a decline in general and administrative lease operating expenses. General and administrative expenses decreased because of the consolidation of the Company's general and administrative functions which are now performed by 3TEC employees. Lease operating expenses decreased because of operational improvements on the Segundo field, as well as the sale of properties late in 1999.

     The amount of current income tax expense calculated based on year-to-date pre-tax income was offset by a reduction in the valuation allowance placed on the Company's deferred tax asset. Management of the Company believes that sufficient evidence to date does not support a full reversal of the valuation allowance placed on the Company's deferred tax asset.

     The Company reported net income of $835,384 for the current period versus a net income of $129,295 for the comparable period. The primary reason for the increase was higher oil and gas revenues and lower lease operating expenses.

PART II.  OTHER INFORMATION
---------------------------

       (a)   Exhibits

                3.1 Certificate of Incorporation of the Company as currently in effect/(1)/

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

               10.2     1991 Non-Qualified Stock Option Award Program/(3)/

               10.3     1990 Non-Qualified Stock Option Plan/(3)/

               10.4 1984 Incentive Stock Option Plan and 1979 Employees Non-Qualified Stock Option Plan/(4)/

               10.5 Credit Agreement between the Company and Middle Bay Oil Company, Inc., as borrower, and Compass Bank, as agent and lender, Bank of Oklahoma, N.A., as a lender, and the other lenders signatory thereto dated March 27, 1998/(5)/

               16.1 from Deloitte & Touche, LLP regarding change in certifying public accountants dated October 26, 1998/(6)/

               21.1     Subsidiaries of the Company/(7)/

               27.1     Financial Data Schedule (Filed herewith)

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

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of August 18, 2000.

                                              ENEX RESOURCES CORPORATION
                                                     (Registrant)

                                        /s/         FLOYD C. WILSON
                                   By: _______________________________________
                                                    Floyd C. Wilson
                                         Chief Executive Officer and Chairman

                                        /s/         R.A. WALKER
                                   By: _______________________________________
                                                    R.A. Walker
                                                   President and
                                              Chief Financial Officer

                                        /s/    STEPHEN W. HEROD
                                   By: _______________________________________
                                               Stephen W. Herod
                                            Executive Vice President
                                             Corporate Development

                                        /s/      SHANE M. BAYLESS
                                   By: _______________________________________
                                                 Shane M. Bayless
                                          Vice President - Controller