Form 10QSB
period 2000-09-30
ENEX RESOURCES CORP
filed 2000-11-16
CIK 314864

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

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

                         Common stock, $.05 par value
                   1,342,672 shares as of September 30, 2000

           Transitional Small Business Disclosure Format (check one)
                                Yes [_] No [X]

                          ENEX RESOURCES CORPORATION

                                     INDEX

                                                                    Page
                                                                     No.
                                                                    ----
Part I.  Financial Information

 Item 1.  Financial Statements

  Balance Sheets-
    September 30, 2000 (Unaudited) and December 31, 1999 ...........  1
  Statements of Operations (Unaudited)-
    Three and nine months ended September 30, 2000 and 1999 ........  3
  Statements of Cash Flows (Unaudited)-
    Nine months ended September 30, 2000 and 1999 ..................  4
  Notes to Financial Statements (Unaudited) ........................  5

 Item 2.  Management's Discussion and Analysis
           Of Financial Condition and Results of Operations ........  7

Part II. Other Information

 Item 6.  Exhibits and reports on Form 8-K .........................  9

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS


ENEX RESOURCES CORPORATION
--------------------------

BALANCE SHEETS
--------------

                                                          September 30,
                                                             2000         December 31,
ASSETS                                                   (unaudited)          1999
------                                                   -----------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                $         -    $         -
  Accounts receivable:
    Oil and gas sales                                          736,020        208,956
    Joint owners                                                 5,321          6,443
    Preferred stock redemption                               6,467,610              -
                                                           -----------    -----------
Total current assets                                         7,208,951        215,399
                                                           -----------    -----------

PROPERTY:
  Oil and gas properties (successful efforts method):        3,363,264      3,363,151
  Furniture, fixtures and other (at cost)                      345,919        345,919
                                                           -----------    -----------
                                                             3,709,183      3,709,070
Less accumulated depreciation,
  depletion and amortization                                 2,988,685      2,918,652
                                                           -----------    -----------
Net property                                                   720,498        790,418
                                                           -----------    -----------

OTHER ASSETS:
  Preferred Stock-3TEC                                               -      6,467,610
  Note receivable-3TEC                                       7,219,687      6,310,942
                                                           -----------    -----------
Total other assets                                           7,219,687     12,778,552

TOTAL ASSETS                                               $15,149,136    $13,784,369
                                                           ===========    ===========

           See accompanying notes to unaudited financial statements.
           ---------------------------------------------------------

ENEX RESOURCES CORPORATION
--------------------------

BALANCE SHEETS
--------------

                                                              September 30,
                                                                  2000         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                          (Unaudited)         1999
------------------------------------                          -----------     ------------
CURRENT LIABILITIES:
 Accounts payable                                               $   186,109    $   249,092
                                                                -----------    -----------
Total current liabilities                                           186,109        249,092
                                                                -----------    -----------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
 5,000,000 shares authorized;
  none issued

Common stock, $.05 par value;                                             -              -
  10,000,000 shares authorized;
  1,804,912 shares issued and outstanding at
   September 30, 2000 and December 31,1999                           90,246         90,246
Additional paid-in capital                                       10,807,472     10,807,472
Retained earnings                                                 7,310,256      5,882,506
Less Cost of treasury stock:
462,240 shares at September 30, 2000 and December 31, 1999       (3,244,947)    (3,244,947)
                                                                -----------    -----------
Total stockholders' equity                                       14,963,027     13,535,277
                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $15,149,136    $13,784,369
                                                                ===========    ===========

See accompanying notes to unaudited financial statements.
---------------------------------------------------------

ENEX RESOURCES CORPORATION
--------------------------

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
---------------------------------------------------------------

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    September 30                      September 30
                                              (Unaudited)  (Unaudited)  (Unaudited)    (Unaudited)
                                                 2000         1999          2000           1999
                                              ----------   ----------    ----------     ----------
REVENUES:
Oil and gas sales                             $  537,547   $  330,049    $1,256,724     $  808,178
Gain on sale of assets                                 -            -        36,226          1,170
Preferred stock dividends                        161,690      161,691       485,070        485,071
Interest income                                  102,866       99,445       320,766        289,343
Other income                                         136      (43,565)        2,574        (32,949)
                                              ----------   ----------    ----------     ----------
Total revenues                                   802,239      547,620     2,101,360      1,550,813
                                              ----------   ----------    ----------     ----------

COSTS AND EXPENSES:
General and administrative                        71,110      102,989       183,776        416,330
Lease operating and other                         89,446      105,209       346,104        498,748
Production taxes                                  25,485       20,303        72,926         48,747
Depreciation, depletion and amortization          23,834       14,826        70,033         85,408
Interest expense                                       -            -           592          1,386
Other expense                                          -            -           179              -
                                              ----------   ----------    ----------     ----------
Total costs and expenses                         209,875      243,327       673,610      1,050,619
                                              ----------   ----------    ----------     ----------

INCOME BEFORE INCOME TAXES                       592,364      304,293     1,427,750        500,194
INCOME TAX EXPENSE                                     -      103,460             -        170,066
                                              ----------   ----------    ----------     ----------
NET INCOME                                    $  592,364   $  200,833    $1,427,750     $  330,128
                                              ==========   ==========    ==========     ==========

NET INCOME PER SHARE
 Basic                                             $0.44        $0.15         $1.06          $0.25
                                              ==========   ==========    ==========     ==========
 Diluted                                           $0.44        $0.15         $1.06          $0.25
                                              ==========   ==========    ==========     ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 Basic                                         1,342,672    1,342,672     1,342,672      1,342,672
                                              ==========   ==========    ==========     ==========
 Diluted                                       1,342,672    1,342,672     1,342,672      1,342,672
                                              ==========   ==========    ==========     ==========


See accompanying notes to unaudited financial statements.
---------------------------------------------------------

ENEX RESOURCES CORPORATION
--------------------------

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
-----------------------------------------------------




                                                            2000        1999
                                                         ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $1,427,750   $ 330,128
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization                   70,033      85,408
  Deferred income tax expense                                     -     170,066
  Gain on sale of properties                                (36,226)     (1,170)

Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable               (525,942)     21,445
  (Increase) Decrease in prepaid expenses
             and other assets                                     -      20,182
  (Decrease) Increase in accounts payable                   (62,983)      6,515
                                                         ----------   ---------
Net cash provided by operating activities                   872,632     632,574
                                                         ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in note receivable - 3TEC                       (908,745)   (662,009)
  Proceeds from sale of properties                           36,226       1,170
  Property additions                                           (113)     (5,384)
                                                         ----------   ---------
  Net cash used by investing activities                    (872,632)   (666,223)
                                                         ----------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              -     (33,649)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  -      33,649
                                                         ----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $         -   $       -
                                                        ===========   =========

See accompanying notes to unaudited financial statements.
---------------------------------------------------------

                          ENEX RESOURCES CORPORATION

                         Notes to Financial Statements

                              September 30, 2000
                                  (Unaudited)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
     ------------

          Enex Resources Corporation (the "Company") was incorporated under the laws of the state of Colorado on August 17, 1979. On September 30, 1992, the Company reincorporated in Delaware. 3TEC Energy Corporation ("3TEC") owns 80% of the common stock of the Company. The Company is engaged in the development and production of oil and natural gas in the contiguous United States. The Company considers its business to be a single operating segment.

     Basis of Presentation
     ---------------------

          In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 2000 and December 31, 1999 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2000 and 1999.

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

Earnings Per Share
------------------

          Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options, warrants and convertible preferred stock. The Company currently has no transactions with a dilutive effect on diluted shares outstanding.

                          ENEX RESOURCES CORPORATION

                         Notes to Financial Statements

                              September 30, 2000
                                  (Unaudited)

(2)  RELATED PARTY TRANSACTIONS

     The Company has a note receivable from 3TEC, an owner of 80% of the outstanding common stock of the Company, as of September 30, 2000 of $7,219,687 The principal balance of the note accrues interest at the prime rate and is due on demand. The note consists of advances to 3TEC for general corporate purposes and is unsecured. Interest of $947,845 was accrued on the note as of September 30, 2000 and is included in the note receivable balance.

     The Company owns 1,293,522 shares of 3TEC Series C Preferred Stock ("Series C"). As a holder of Series C, the Company is entitled to receive cumulative cash dividends at an annual rate of $0.50 per share, payable March 31 and September 30 of each year. The Series C has a liquidation preference of $5.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends. Each share of Series C is convertible into 1/3 share of 3TEC common stock. 3TEC has the right to redeem all or a portion of the Series C at its option (upon 30 days written notice), at a purchase price of $5.00 per share plus all accumulated, accrued and unpaid dividends. On August 31, 2000, 3TEC sent notices to the holders of its Series C Preferred Stock advising that the Series C would be redeemed on September 30, 2000.

     The Company is a party to the credit agreement between the Company, 3TEC and certain banks. If certain properties are sold by the Company an amount determined by the banks would have to be paid on the outstanding principal balance of the debt. The debt payment could be made by 3TEC or the Company. Amounts paid to the banks by the Company would reduce the amount of sales proceeds the Company would retain. Amounts paid to the banks by 3TEC would reduce the amount of cash available to be paid to the Company. The principal balance of bank debt outstanding on 3TEC's financial statements at September 30, 2000 was approximately $55 million.

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

(4)  ACCOUNTING PRONOUNCEMENTS

     In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, standardizes the accounting for and disclosures of derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for the Company's financial statements on January 1, 2001. As of September 30, 2000, the Company has not done a final review, but does not believe there are any derivative instruments or hedging activities that will impact the 2001 operations and therefore does not expect any income statement or balance sheet impact for 2001. However, the Company cannot assure that such instruments or activities will not be put into place in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

   The principal source of the Company's cash flow will be sales of oil and natural gas and income from the Company's investment in 3TEC preferred stock and the note receivable from 3TEC.

   The Company does not anticipate any capital expenditures for acquisition or exploration of oil and natural gas reserves in the future. The Company expects to make expenditures to develop its proved undeveloped reserves, to maintain its proved developed reserves and to plug and abandon certain wells in Florida. The Company expects to incur a minimum of $50,000 in capital expenditures over the next twelve months. The Company also expects that cash flows from operations, proceeds from sales of certain oil and gas properties and advances from 3TEC will be sufficient to fund the planned capital expenditures for the next twelve months.

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

   As of September 30, 2000, the Company has not done a final review, but does not believe there are any derivative instruments or hedging activities that will impact the 2001 operations and therefore does not expect any income statement or balance sheet impact as a result of the issuance of FAS 133. However, the Company cannot assure that such instruments or activities will not be put into place in the future.

   The continued accrual of income from the Company's investment in 3TEC preferred stock and the note receivable from 3TEC depends solely upon the creditworthiness of the Company's 80% owner, 3TEC. Should 3TEC experience problems that adversely affect its financial condition, the financial condition and results of operations of the Company will be adversely affected. On August 31, 2000, 3TEC sent notices to the holders of its Series C Preferred Stock advising that the Series C would be redeemed on September 30, 2000.

Results of Operations
---------------------

Three months ended September 30, 2000 and 1999
-----------------------------------------

   The Company's total revenues increased 46% to $802,239 caused primarily by a 63% increase in oil and gas revenues to $537,547. Increases in oil and gas prices caused the oil and gas revenue increase. During the current period, the Company sold 4,287 barrels of oil at an average price of $29.79 per barrel and 97,999 Mcf of gas at an average price of $4.26 per Mcf. In the comparable period, the Company sold 4,000 barrels of oil at an average price of $27.51 per barrel and 86,000 Mcf of gas at an average price of $2.68 per Mcf.

   Total costs and expenses decreased 14% to $209,875 caused primarily by a decline in lease operating and general and administrative expenses. Lease operating expenses decreased because of operational improvements on the Segundo field, as well as the sale of properties late in 1999. General and administrative expenses decreased as a result of continued savings due to consolidation of its administrative function into 3TEC.

   The amount of current income tax expense calculated based on pre-tax income for the three months ended September 30, 2000 was offset by a reduction in the valuation allowance placed on the Company's deferred tax asset. Management of the Company believes that sufficient evidence to date does not support a full reversal of the valuation allowance placed on the Company's deferred tax asset.

   The Company reported net income of $592,364 for the current period versus a net income of $200,833 for the comparable period. The primary reason for the increase was higher oil and gas revenues and lower lease operating and general and administrative expenses.

Nine months ended September 30, 2000 and 1999
---------------------------------------

   The Company's total revenues increased 36% to $2,101,360 caused primarily by a 56% increase in oil and gas revenues to $1,256,724. Increases in oil and gas prices caused the oil and gas revenue increase. During the current period, the Company sold 10,973 barrels of oil at an average price of $26.67 per barrel and 283,450 Mcf of gas at an average price of $3.40 per Mcf. In the comparable period, the Company sold 15,000 barrels of oil at an average price of $15.54 per barrel and 271,000 Mcf of gas at an average price of $2.14 per Mcf.

   Total costs and expenses decreased 36% to $673,610 caused primarily by a decline in general and administrative lease operating expenses. General and administrative expenses decreased because of the consolidation of the Company's general and administrative functions which are now performed by 3TEC employees. Lease operating expenses decreased because of operational improvements on the Segundo field, as well as the sale of properties late in 1999.

   The amount of current income tax expense calculated based on year-to-date pre-tax income was offset by a reduction in the valuation allowance placed on the Company's deferred tax asset. Management of the Company believes that sufficient evidence to date does not support a full reversal of the valuation allowance placed on the Company's deferred tax asset.

   The Company reported net income of $1,427,750 for the current period versus a net income of $330,128 for the comparable period. The primary reason for the increase was higher oil and gas revenues and lower lease operating and general and administrative expenses.

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

          21.1   Subsidiaries of the Company/(7)/

          27.1   Financial Data Schedule (Filed herewith)


1.  Incorporated by reference to Exhibits to Form 8-K dated September 30, 1992
2.  Incorporated by reference to Exhibits to Form 8-K dated September 4, 1990
3. Incorporated by reference to Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 22, 1993


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

                                  Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of November 16, 2000.

                                           ENEX RESOURCES CORPORATION
                                                (Registrant)

                                   By: /s/ FLOYD C. WILSON
                                       ---------------------------------------
                                               Floyd C. Wilson
                                       Chief Executive Officer and Chairman

                                   By: /s/ R.A. WALKER
                                       ---------------------------------------
                                               R.A. Walker
                                               President and
                                           Chief Financial Officer

                                   By: /s/ STEPHEN W. HEROD
                                       ---------------------------------------
                                               Stephen W. Herod
                                           Executive Vice President
                                            Corporate Development

                                   By: /s/ SHANE M. BAYLESS
                                       ---------------------------------------
                                               Shane M. Bayless
                                         Vice President - Controller