Form 10KSB40
period 2000-12-31
ENEX RESOURCES CORP
filed 2001-04-13
CIK 314864

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-KSB

                               ----------------

(Mark One)
[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934
     For the fiscal year ended December 31, 2000

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____ to ____

                        Commission file number: 000-9378

                           ENEX RESOURCES CORPORATION
                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                                   93-0747806
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                          TWO SHELL PLAZA, SUITE 2400
                               777 WALKER STREET
                              HOUSTON, TEXAS 77002
                                 (713) 821-7100
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

                               ----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.05 PAR VALUE

   Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  Revenues of Registrant for fiscal year ended December 31, 2000 are $2,935,061.

  The aggregate market value as of April 4, 2001 of voting and nonvoting stock held by nonaffiliates of the Registrant was $558,869.

  As of April 4, 2001 the Registrant had 1,342,672 shares of Common Stock, $.05 par value outstanding.

  Documents Incorporated by Reference:  None

  Transitional Small Business Disclosure Format: [_] Yes  [X]  No

================================================================================

             CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

    Some of the information in this Annual Report on Form 10-KSB, including information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. The forward-looking statements speak only as of the date made and the Company undertakes no obligation to update such forward-looking statements. These forward-looking statements may be identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. These future events include the following matters:

    .  financial position;
    .  business strategy;
    .  budgets;
    .  amount, nature and timing of capital expenditures;
    .  drilling of wells;
    .  natural gas and oil reserves;
    . timing and amount of future production of natural gas and oil; . operating costs and other expenses;
    .  cash flow and anticipated liquidity;
    . prospect development and property acquisitions; and . marketing of natural gas and oil.

Numerous important factors, risks and uncertainties may affect the Company's operating results, including:

    .  the risks associated with exploration;
    . the ability to find, acquire, market, develop and produce new properties; . natural gas and oil price volatility;
    . uncertainties in the estimation of proved reserves and in the projection; . future rates of production and timing of development expenditures;
    .  operating hazards attendant to the natural gas and oil business;
    . downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
    .  potential mechanical failure or under-performance of significant wells;
    .  climactic conditions;
    .  availability and cost of material and equipment;
    .  delays in anticipated start-up dates;
    . actions or inactions of third-party operators of the Company's properties;
    .  the ability to find and retain skilled personnel;
    .  availability of capital;
    .  the strength and financial resources of competitors;
    .  regulatory developments;
    .  environmental risks; and
    .  general economic conditions.

    Any of the factors listed above and other factors contained in this Form 10-KSB could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by the Company or on its behalf. The Company cannot assure you that future results will meet its expectations.

                               TABLE OF CONTENTS

                                             PART I                                                Page
                                                                                                   -----
CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS............................................     3
ITEM 1.  BUSINESS................................................................................
Background.......................................................................................
Marketing........................................................................................     5
Competition......................................................................................     5
Regulation.......................................................................................     5
Employees........................................................................................     7
Our Executive Offices............................................................................     8
ITEM 2.  PROPERTIES..............................................................................
Description of Our Properties....................................................................
Property Acquisition.............................................................................    10
Natural Gas and Oil Reserves.....................................................................    10
Volumes, Prices and Operating Expenses...........................................................    11
Development, Exploration and Acquisition Capital Expenditures....................................    11
Drilling Activity................................................................................    11
Productive Wells.................................................................................    12
Acreage Data.....................................................................................    12
ITEM 3.  LEGAL PROCEEDINGS.......................................................................    12
ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.......................................    12
                                                PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................    20
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...    20
Overview.........................................................................................    20
Results of Operations............................................................................    20
Year Ended December 31, 2000, Compared With Year Ended December 31, 1999.........................    22
Year Ended December 31, 1999, Compared With Year Ended December 31, 1998.........................    24
ITEM 7.  FINANCIAL STATEMENTS....................................................................    26
                                               PART III
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....    26
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................    27
ITEM 10. EXECUTIVE COMPENSATION..................................................................    27
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................    27
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................    27
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................    27
Glossary of Certain Oil and Gas Terms............................................................    30
Signatures.......................................................................................    32

-----------------------
Item 13(a) includes the Index of Exhibits to be filed with the Securities and Exchange Commission relative to this Report.

================================================================================

                                    PART I

ITEM 1.  BUSINESS

BACKGROUND

      Enex Resources Corporation ("Enex" or the "Company") was incorporated on August 17, 1979 in Colorado. On June 30, 1992, the Company reincorporated in Delaware. The Company is engaged in the business of acquiring interests in producing oil and gas properties. The Company's operations are concentrated in a single industry segment.

      Since 1982, the Company has financed most of its oil and gas activities through the public sale of interests in limited partnerships formed to purchase and hold working interests and other operating and non-operating interests in producing oil and gas properties (the "Partnerships"). From 1982 through 1994, the Company formed 56 limited partnerships with aggregate investor subscriptions of $224 million received from 69,139 investors, including reinvestors.
Producing property acquisitions for those partnerships totaled approximately $201 million.

      During 1995 through 1997, eleven partnerships, with aggregate investor subscriptions totaling approximately $54 million were liquidated. Effective June 30, 1997, the remaining 34 partnerships were consolidated into Enex Consolidated Partners, L.P. (the "Consolidated Partnership"). The limited partners in the 34 partnerships were issued 1,102,631 units in the Consolidated Partnership. The Company's receivables and its general partner capital balances from the consolidated partnerships were converted into limited partner units in the Consolidated Partnership. These interests combined with the Company's limited partner interests in the consolidated partnerships gave the Company a 55.5% limited partner interest in the Consolidated Partnership, together with a 4.1% carried revenue interest as the general partner of the Consolidated
Partnership.   General and administrative savings and simplification, risk reduction, oil and gas reserve diversification and expansion were the primary reasons for the formation of the Consolidated Partnership. Subsequent to the formation of the Consolidated Partnership, the Company has acquired additional limited partner units such that its limited partner interest at October 1, 1998 was approximately 56.2%

      On February 19, 1998, 3TEC Energy Corporation ("3TEC"), (formerly Middle Bay Oil Company, Inc.) began a $15 per share cash tender offer for 100% of the outstanding common stock of the Company. 3TEC is an independent oil and gas company, headquartered in Houston, Texas, engaged in the exploration, development and production of oil and natural gas in the contiguous United States. 3TEC's common stock trades on the Nasdaq National Market under the symbol "TTEN". At the expiration of the tender offer on March 27, 1998, 1,064,432 common shares (79.2%) of the Company were tendered for an aggregate price of $15,966,480. Over the three week period ended December 31, 1998, 3TEC acquired an additional 9,747 shares of the outstanding common stock of the Company to bring its ownership of the Company to 80%. After the close of the tender offer, the Company's officers and directors were replaced with the officers and directors of 3TEC and the Company's headquarters were moved to 3TEC's headquarters at 777 Walker Street, Suite 2400, Houston, Texas 77002.

      On November 27, 1998, 3TEC filed with the Securities and Exchange Commission an offer to purchase 100% of the limited partners units of the Consolidated Partnership (the "Exchange Offer"). The Exchange Offer involved the issuance of 2,177,481 shares of 3TEC Series C preferred stock (the "Series C") and payment of approximately $539,000 in cash in exchange for all of the outstanding limited partner units of the Consolidated Partnership, the transfer of the Consolidated Partnership's assets and liabilities to 3TEC effective October 1, 1998, and the dissolution of the Consolidated Partnership. The Exchange Offer valued each Consolidated Partnership unit at $10.43 and the unit holders had the option of exchanging their units for the Series C (at a conversion ratio of 2.086 Series C shares for each of the total 1,102,631 outstanding Consolidated Partnership units) or exercising dissenters' rights and receiving a cash payment for their interests. The Company did not exercise its dissenters' rights and at the closing of the Exchange Offer on December 31, 1998, was issued 1,293,522 Series C shares for its limited partner interest in the Consolidated Partnership.

     The Series C entitles the holder to cash dividends at the rate of 10% per year (payable semi-annually on March

31 and September 30), a $5.00 per share liquidation preference and conversion, at any time, of each Series C share into three shares of 3TEC common stock. After January 1, 2000, 3TEC had, at its option, the right to redeem the Series C for the liquidation value plus accrued dividends. On August 31, 2000, 3TEC sent notices to the holders of its Series C Preferred Stock advising that the Series C would be redeemed on September 30, 2000. The Series C had a redemption price of $5.00 per share and the holders had the right to convert their Series C shares into 3TEC common stock at a ratio of one share of common for three shares of Series C prior to September 30, 2000. As of December 31, 2000, the Company had not redeemed its Series C shares and had reclassified its investment in 3TEC Preferred Stock to Note Receivable - 3TEC. Interest Income has accordingly been recorded for the period October 1 to December 31, 2000.

MARKETING

  We have marketed the natural gas and oil produced from our properties through typical channels for these products. We generally sell our oil at local field prices paid by the principal purchasers of oil. The majority of our natural gas production is sold at current market rates.

  Marketing companies, pipelines, major oil companies, public utilities, industrial customers and other users and processors of petroleum products purchase both natural gas and oil. We are not confined to, or dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not have a long-term material effect on our business because there are numerous purchasers in the areas in which we sell our production. In order to manage our exposure to price risks in the marketing of our natural gas and oil production, we have in the past and may in the future enter into natural gas and oil price hedging arrangements with respect to a portion of our expected production. None of our natural gas or oil production is currently hedged.

COMPETITION

  We face competition from other oil and gas companies in all aspects of our business, including acquisition of producing properties and oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor. Many of our competitors have substantially larger financial and other resources. Factors that affect our ability to acquire producing properties include available funds, available information about the property and our standards established for minimum projected return on investment. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels. We believe that we are competing and will compete effectively as a result of our expertise in the acquisition, exploration, and development of oil and gas reserves and our financial ability to take advantage of such opportunities.

REGULATION

  Federal Regulation of Transportation of Natural Gas. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated by the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978, and the regulations promulgated by the Federal Energy Regulatory Commission. In the past, the federal government has regulated the prices at which natural gas could be sold. Deregulation of natural gas sales by producers began with the enactment of the Natural Gas Policy Act. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting producer sales of natural gas effective January 1, 1993. Congress could, however, reenact price controls in the future.

  Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal regulation. Beginning in April 1992, the Federal Energy Regulatory Commission issued Order No. 636 and a series of related orders, which required interstate pipelines to provide open-access transportation on a basis that is equal for all natural gas suppliers. The Federal Energy Regulatory Commission has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. Although Order No. 636 does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how our competitors and we sell natural gas in the marketplace. The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders, although some appeals remain pending and the Federal Energy Regulatory Commission continues to review and modify its regulations regarding the transportation of natural gas. One broad and significant pending review involves examination of several questions, including whether the transportation regulations should be changed to better operate together with changes in state law that are introducing competition in retail natural gas markets, whether the historical method of setting transportation rates based on cost should be changed for certain transportation, whether short term transportation capacity should be allocated based only on auctions, and whether additional changes need to be made to long term transportation policies to prevent a market bias in favor of short term transportation. We cannot predict what action the Federal Energy Regulatory Commission will take on these matters, nor can we accurately predict whether the Federal Energy Regulatory Commission's actions will achieve the goal of increasing competition in markets in which our natural gas is sold. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other oil and natural gas producers.

  Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the Federal Energy Regulatory Commission and the courts. The natural gas industry historically has been very heavily regulated; therefore, we cannot assure you that the less stringent regulatory approach recently pursued by the Federal Energy Regulatory Commission and Congress will continue.

  Federal Regulation of Transportation of Oil. Oil and sales of oil, condensate and natural gas liquids by us are not currently regulated and are made at market prices. Effective as of January 1, 1995, the Federal Energy Regulatory Commission implemented regulations establishing an indexing system for transportation rates for interstate common carrier oil pipelines. These rates are generally indexed to inflation, subject to conditions and limitations. These regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil. However, we do not believe that these regulations affect us any differently than other oil and gas producers, gatherers and marketers.

  State Regulation. Our oil and gas operations are subject to various types of regulation at the state and local levels. These regulations require drilling permits, regulate the methods for developing new fields and the spacing and operating of wells and waste prevention, and sometimes impose production limitations. These regulations may limit our production from wells and the number of wells or locations we can drill.

  Some states have adopted regulations with respect to gathering systems. These regulations have not had a material effect on the operation of our gathering systems, but we cannot predict whether any future regulations in this area may have a material impact on our gathering systems.

  Federal, State and Indian Leases. Our operations on federal, state or Indian oil and gas leases are subject to numerous restrictions, including nondiscrimination statutes. We must conduct our operations on these leases pursuant to permits and authorization and other regulations issued by the Bureau of Land Management, Minerals Management Service and other agencies. The Minerals Management Service currently has under consideration a proposal to change the manner in which crude oil is valued for purposes of calculating royalty due the government. If adopted, these changes would decrease reliance on historical valuation methods and instead adopt an indexing method intended to differently reflect market value, but which may not reflect the proceeds actually received in the sale of the oil. We cannot predict what action the Minerals Management Service may ultimately take or how it will affect royalty payable on our production from federal leases, however, if adopted the changes may tend to increase costs of royalty payments.

  Environmental Regulations. Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Our exploration and production operations and facilities for gathering, treating, processing and handling hydrocarbons and related exploration and production wastes are subject to stringent environmental regulation. These laws and regulations sometimes require government approvals before activities occur, limit or prohibit activities because of protected areas or species, impose substantial liabilities for pollution and provide penalties for noncompliance. As with the industry generally, compliance with existing and anticipated regulations increases our overall cost of business. These regulations, however, generally affect our competitors and us similarly. Environmental laws and regulations are subject to frequent change, and we are not able to predict the costs or other impacts of environmental regulation on our future operations.

  The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the

"Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release or threat of release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

  Our operations are also subject to regulation of air emissions under the Clean Air Act and comparable state and local requirements. Implementation of these laws could lead to the gradual imposition of new air pollution control requirements on our operations. As a result, we may incur capital expenditures over the next several years to upgrade our air pollution control equipment. We do not believe that our operations would be materially affected by any such requirements, nor do we expect such requirements to be any more burdensome to us than to other companies our size involved in natural gas and oil exploration and production activities.

  In addition, legislation has been proposed in Congress from time to time that would reclassify some natural gas and oil exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If Congress were to enact this legislation, it could increase our operating costs, as well as those of the natural gas and oil industry in general. Initiatives to further regulate the disposal of natural gas and oil wastes are also pending in some states, and these various initiatives could have a similar impact on us.

  The Clean Water Act imposes restrictions and controls on the discharge of oil and gas wastes and other forms of pollutants into waters of the United States. Federal law also imposes strict liability on owners of facilities for consequences of an oil spill where the spill is in navigable waters or along shorelines. These laws impose penalties for unauthorized discharges and substantial liability for costs of removal and damages resulting from an unauthorized discharge. State laws for the control of water pollution provide similar penalties and liabilities. The cost of compliance with water pollution laws has not historically been material to our operations. There can be no assurance that changes in federal, state or local water pollution laws and programs will not materially adversely affect our operations in the future.

  Our management believes that we are in substantial compliance with current environmental laws and regulations that affect us and that continued compliance with these requirements would not have a material adverse impact on us.

EMPLOYEES

      As of December 31, 2000, the Company had no employees. 3TEC, our 80% parent, employs all persons necessary for the operation of our business. The Company reimburses 3TEC for the services of its employees.

OUR EXECUTIVE OFFICES

      The Company's principal executive office is maintained at 777 Walker Street, Suite 2400, Houston, Texas 77002. The telephone number at this office is (713) 821-7100.

ITEM 2.  PROPERTIES

DESCRIPTION OF OUR PROPERTIES

      The producing oil and gas properties in which the Company owns interests are all located within the United States, principally in Texas. The Company's interests in these properties at December 31, 2000 are summarized below.

PROPERTY ACQUISITIONS

     The Company made no significant oil and gas acquisitions over the three-year period 1998 through 2000.

NATURAL GAS AND OIL RESERVES

  The following table presents our estimated net proved natural gas and oil reserves and the PV-10 value of our reserves as of December 31, 2000, 1999 and 1998. The period end prices of oil and natural gas at December 31, 2000, 1999 and 1998, used in the PV-10 calculation were $24.42, $23.64 and $9.50 per barrel of oil and $9.70, $2.23 and $2.10 per thousand cubic feet of natural gas, respectively. Our estimated net proved natural gas and oil reserves and the PV-10 value of our reserves as of December 31, 2000 and 1999, are based on a reserve report prepared by an independent reserve engineering firm for our properties. The PV-10 values shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own. For further information concerning the PV-10 values of these proved reserves, please read note 7 of the notes to our December 31, 2000 financial statements.

                                                                                 December 31
                                                                2000                1999               1998
                                                                ----             -----------           ----
   PROVED RESERVES:
     Natural gas (Mmcf)                                          9,734              9,581              9,263
     Oil (MBbls)(1)                                                114                137                 60
     Natural gas equivalents (Mmcfe)                            10,418             10,403              9,623
   PROVED DEVELOPED RESERVES:
     Natural gas (Mmcf)                                          7,374              6,631              6,866
     Oil (MBbls)                                                   114                137                 60
     Natural gas equivalents (Mmcfe)                             8,058              7,453              7,226
     Estimated future net cash flows before income
      taxes, (in thousands)                                    $78,135            $12,395             $8,468
     PV-10 value (in thousands)                                $33,578            $ 5,679             $4,068

   ---------------
   (1) Includes oil, condensate and plant product barrels

  There are numerous uncertainties in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve data herein are only estimates. Although we believe these estimates to be reasonable, reserve estimates are imprecise and may be expected to change as additional information becomes available. Estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of this data, as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be exactly measured. Therefore, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of the reserves based on risk of recovery and the estimates are a function of the quality of available data and of engineering and geological interpretation and judgment and the future net cash flows expected there from, prepared by different engineers or by the same engineers at different times may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves will be developed within the periods anticipated. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and the variances may be material. In addition, the estimates of future net revenues from our proved reserves and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct. We emphasize with respect to the estimates prepared by independent petroleum engineers that PV-10 value should not be construed as representative of the fair market value of our proved oil and natural gas properties since discounted future net cash flows are based upon projected cash flows which do not provide for changes in oil and natural gas prices or for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated.

VOLUMES, PRICES AND OPERATING EXPENSES

  The following table presents information regarding the production volumes of, average sales prices received for, and average production costs associated with, our sales of oil and natural gas for the periods indicated.

                                                           YEARS ENDED
                                                           DECEMBER 31
                                          ---------------------------------------------
                                            2000              1999               1998
                                          -------           -------            --------
NET PRODUCTION DATA:
  Natural gas (Mmcf)                        382                339               1,461
  Oil (MBbls)                                13                 19                 228
  Natural gas equivalents (Mmcfe)           460                453               2,829

AVERAGE SALE PRICES:
  Natural gas ($ per Mcf)                $ 4.08             $ 2.40              $ 2.15
  Oil ($ per Bbl)                         25.89              16.23               11.92
  Natural gas equivalents ($ per Mcfe)     4.12               2.48                2.07

EXPENSES: ($ per Mcfe)
  Lease operations                       $ 1.02             $ 1.33              $ 1.08
  Production, severance and ad
   valorem taxes                         $ 0.25             $ 0.15              $ 0.11
  General and administrative             $ 0.57             $ 1.22              $ 0.78
  Depreciation, depletion and
   amortization                          $ 0.18             $ 0.22              $ 0.62

DEVELOPMENT, EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

  The following table presents information regarding our net costs incurred in the purchase of properties and in exploration and development activities.

                                                    YEARS ENDED
                                                    DECEMBER 31
                                  ---------------------------------------------
                                    2000               1999              1998
                                  --------           --------          --------
                                                   (in thousands)
Acquisition                        $  -                 $-               $  -
Exploration                           -                  -                  -
Development                         639                  7                350
                                   ----                 --               ----
  Total costs incurred             $639                 $7               $350
                                   ====                 ==               ====

DRILLING ACTIVITY

  The following table shows our drilling activity for the years ended December 31, 2000, 1999 and 1998. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest in these wells.

PRODUCTIVE WELLS

                                                                            YEAR ENDED DECEMBER 31
                                      ----------------------------------------------------------------------------------------------
                                                 2000                               1999                              1998
                                      ---------------------------      ------------------------------     --------------------------
                                        GROSS             NET            GROSS                NET            GROSS            NET
                                      ---------        ----------      ----------         -----------     -----------      ---------
Exploration Wells:
Productive                                    -                 -               -                   -               -              -
Non-Productive                                -                 -               -                   -               -              -
                                      ---------        ----------      ----------         -----------     -----------      ---------
    Total                                     -                 -               -                   -               -              -
                                      =========        ==========      ==========         ===========     ===========      =========
Development Wells:
Productive                                    1              0.74               -                   -               1           0.38
Non-Productive                                -                 -               -                   -               -              -
                                      ---------        ----------      ----------         -----------     -----------      ---------
    Total                                     1              0.74               -                   -               1           0.38
                                      =========        ==========      ==========         ===========     ===========      =========

  The following table sets forth the number of productive natural gas and oil wells in which we owned an interest as of December 31, 2000.

                                                                              TOTAL
                                                                           PRODUCTIVE
                                                                              WELLS
                                                           --------------------------------------
                                                              Gross                      Net
                                                           -----------              -------------
                           Natural Gas                          46                        35
                           Oil                                  78                         9
                                                               ---                        --
                              Total                            124                        44
                                                               ===                        ==

ACREAGE DATA

  The following table presents information regarding our developed and undeveloped leasehold acreage as of December 31, 2000. Developed acreage refers to acreage within producing units and undeveloped acreage refers to acreage that has not been placed in producing units.

                                             DEVELOPED ACRES                      UNDEVELOPED ACRES
                                  ---------------------------------     ---------------------------------
                                     GROSS                  NET            GROSS                   NET
                                  -----------           -----------     ------------          -----------
         Working Interests          14,852                 6,652                -                     -
         Royalty Interests           3,310                   174                -                     -
                                    ------                 -----           ------                ------
            Total                   18,162                 6,826                -                     -
                                    ======                 =====           ======                ======

ITEM 3.  LEGAL PROCEEDINGS

  From time to time, we are party to various routine litigation proceedings incidental to our business. We currently are not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At their Annual Meeting on December 20, 2000, the stockholders re-elected the board of directors of the Company, as reported on Schedule 14C and filed with the Commission on November 30, 2000, in its entirety. The stockholders of the Company also ratified the appointment of KPMG LLP as the independent accountants of the Company.

     The following table sets forth the votes cast for, against or withheld for the matters voted upon at the Annual Meeting:

                                                                               ABSTAIN OR
                                                     FOR         AGAINST      VOTE WITHHELD
                                                ------------   ----------     -------------
1) With regard to the election of the six (6)
   directors nominated by the Company             1,074,179        0              0
2) With regard to the ratification of the
   appointment of KPMG, LLP as the
   Company's independent auditors                 1,074,179        0              0

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

  Our common stock is currently quoted on the OTC Bulletin Board. The quotations represent prices in the over-the-counter market between dealers in securities and do not include retail markup, markdown or commissions and do not necessarily represent actual transactions.

  The following table sets forth the high and low sales price per share of our common stock for the periods indicated on the OTC Bulletin Board.


                                          YEAR ENDED DECEMBER 31
                      ----------------------------------------------------------
                                2000                             1999
                      -----------------------         --------------------------
                       HIGH             LOW             HIGH               LOW
                      -------        --------         ---------         --------
First Quarter          $2.50           $2.25            $6.00             $3.50
Second Quarter         $3.00           $2.75            $3.50             $2.50
Third Quarter          $6.00           $2.75            $3.50             $2.00
Fourth Quarter         $5.13           $3.50            $2.25             $2.13

  On April 4, 2001 the last reported sales price of our common stock was $4.50 per share.

  As of April 4, 2001 the Company had approximately 505 holders of record of its common stock.

  The Company paid no dividends in 2000 and 1999. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company, and any other factors as the Board of Directors may deem relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto set forth in Item 7. The following information contains forward-looking statements. See "Cautionary Statement About Forward-Looking Statements".

Results of Operations

     The factors that most significantly affect the Company's results of operations are (i) the sales price of crude oil and natural gas, (ii) the level of production volumes, (iii) the level of lease operating expenses, (iv) the level of interest rates and (v) the level of general and administrative expenses. Sales of production are significantly impacted by the Company's ability to maintain or increase its production from existing oil and gas properties or through its exploration and development activities. Sales prices received by the Company for oil and gas have fluctuated significantly from period to period. Gas prices received by the Company fluctuate generally with changes in the spot market price for gas. Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow.

     The Series C entitles the holder to cash dividends at the rate of 10% per year (payable semi-annually on March 31 and September 30), a $5.00 per share liquidation preference and conversion, at any time, of each Series C share into one share of 3TEC common stock. After January 1, 2000, 3TEC had, at its option, the right to redeem the Series C for liquidation value plus accrued dividends. On August 31, 2000 3TEC sent notices to the holders of its Series C Preferred Stock advising that the Series C would be redeemed on September 30, 2000. The Series C had a redemption price of $5.00 per share and the holders had the right to convert their Series C shares into 3TEC common stock at a ratio of one share of common for three shares of Series C prior to September 30, 2000. As of December 31, 2000, the Company had not redeemed its Series C shares, and had reclassified its investment in 3TEC Preferred stock to Note Receivable - 3TEC. Interest income has accordingly been recorded for the period October 1 to December 31, 2000.

2000 Compared with 1999

     In 2000, the Company recorded net income of $4,485,779 or $3.34 per share. This compares to net income of $691,931 or $.52 per share in 1999. The increase in net income from 1999 to 2000 was primarily the result of strong commodity pricing environment experienced in 2000 and the reversal of the tax valuation allowance by $2,621,000.

    Oil, natural gas and gas plant sales were $1,897,008 in 2000 verses
$1,124,903 in 1999.  This represents an increase of $772,105 or 69%.   Oil sales
were $336,558 and $310,999 in 2000 and 1999 respectively. This represents an increase of $25,559 or 8%. A 32% decrease in oil production was more than offset by a 60% increase in oil prices which resulted in higher oil revenues in
2000.   Gas sales were $1,560,450 in 2000 versus $813,904 in 1999. This represents an increase of $746,546 or 92%. A 13% increase in gas production in addition to a 70% increase in gas prices resulted in higher gas revenues. The increase in the average oil and gas prices corresponds with higher market prices for oil and gas.

    The gain on sale of assets in 2000 and 1999 was $129,233 and $40,040. The gains realized are the result of the sales by the Company of various non-strategic oil and gas properties.

    Preferred stock dividends were $485,070 in 2000 compared to $646,761 in 1999. The decrease was due to the redemption by 3TEC of the Series C at September 30, 2000. Interest and other income was $578,618 in 2000 versus $408,742 in 1999. The increase was due primarily to a higher note receivable balance from 3TEC in 2000.

    General and administrative expenses were $259,738 in 2000 versus $552,104 in 1999. This decrease was primarily the result of the consolidation of the Company's general and administrative functions which are now performed by 3TEC employees.

    Lease operating expenses and production taxes were $583,165 in 2000 versus $671,903 in 1999. The decrease was primarily due to the sale of properties in 2000 offset by increased production taxes due to higher realized prices.

    The impairment expense in 2000 was $-0- verses $3,530 in 1999. The decrease in impairment expense was attributable to the increase in average sale prices of oil and gas in 2000. The 1999 impairment expense was computed applying the guidelines of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."


1999 Compared with 1998

    In 1999, the Company recorded a net income of $691,931 or $0.52 per share. This compares to a net loss of $619,157 or $.46 per share in 1998. The increase in net income from 1998 to 1999 was primarily the result of the sale of the Consolidated Partnership effective October 1, 1998, which had higher operating costs and administrative expenses.

    Oil, natural gas and gas plant sales were $1,124,903 in 1999 verses $5,877,445 in 1998. This represents a decrease of $4,752,542 or 81%. Oil sales were $310,999 and $2,717,991 in 1999 and 1998 respectively. This represents a decrease of $2,406,992 or 89%. A 92% decrease in oil production partially offset by a 36% increase in oil prices resulted in lower oil revenues in 1999. Gas sales were $813,904 in 1999 versus $3,141,721 in 1998. This represents a decrease of $2,327,817 or 74%. A 77% decrease in gas production partially offset by a 12% increase in gas prices resulted in lower gas revenues. The decrease in oil and gas production was primarily the result of the sale of several properties effective September 1, 1998, sale of the Consolidated Partnership effective October 1, 1998 and normal production decline. The increase in the average oil and gas prices corresponds with higher market prices for oil and gas. There were no gas plant sales in 1999 versus $17,733 in 1998. The decease was due to the sale of the Dover Hennessey Gas Plant by the Consolidated Partnership effective January 1, 1998.

    The gain on the sale of assets in 1999 and 1998 was $40,040 and $1,199,272, respectively. The 1998 gain included the sale of the gas plant, the sale of several oil and gas properties in September 1998 and the sale of the Company's interest in the Consolidated Partnership.

    Preferred stock dividends were $646,761 in 1999 compared to $-0- in 1998. The increase was due to the tender offer by 3TEC and its issuance of the Series C to the Company in December of 1998. Interest and other income was $408,742 in 1999 versus $317,318 in 1998. The increase was due primarily to a higher note receivable balance from 3TEC in 1999.

    General and administrative expenses were $552,104 in 1999 versus $2,216,352 in 1998. This decrease was primarily the result of the sale of the Consolidated Partnership October 1, 1998, and the $826,250 expense in 1998 related to the buyout of outstanding stock options in conjunction with the successful tender offer by 3TEC.

    Lease operating expenses and production taxes were $671,903 in 1999 versus $3,361,006 in 1998. The decrease was primarily due to the sale of several properties effective September 1, 1998, and the sale of the Consolidated Partnership effective October 1, 1998.

    There were no gas purchases and plant operating expenses in 1999 verses $58,832 in 1998. The decrease was due to the sale of the Dover Hennessey Gas Plant by the Consolidated Partnership effective January 1, 1998.

    The impairment expense in 1999 of $3,530 verses $189,211 in 1998. The decrease in impairment expense was primarily due to the sale of uneconomical properties in 1998 and the increase in average sale prices of oil and gas in 1999. The impairment expense was computed applying the guidelines of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

    There was no minority interest deduction in 1999 verses $414,888 in 1998. The decline was primarily due to the sale of the Consolidated Partnership effective October 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flow. We believe that our cash flows from operations are adequate to meet the requirements of operating our business. However, future cash flows are subject to a number of variables, including our level of production and prices, and we cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. Our principal operating sources of cash include sales of natural gas and oil.

     Effects of Oil and Gas Price Fluctuations. The Company's principal source of cash flow is the production and sale of its crude oil and natural gas reserves, which are depleting assets. Cash flow from oil and gas production sales depends upon the quantity of production and the price obtained for that production. An increase in prices permits the Company to finance its operations to a greater extent with internally generated funds, allows the Company to obtain equity financing more easily, and lessens the difficulty of attracting financing alternatives available to the Company from industry partners and nonindustry investors.

     Inflation and Changes in Prices. Our revenues and the value of our oil and gas properties have been and will be affected by changes in natural gas and crude oil prices. Our ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on natural gas and crude oil prices. These prices are subject to significant seasonal and other fluctuations that are beyond our ability to control or predict. During 2000, we received an average of $25.89 per barrel of crude oil and $4.08 per Mcf of gas. The level of inflation affects costs and expenses, and inflation has had a significant effect in 2000. Should current conditions in the industry be sustained, increased competition resulting in a relative shortage of oilfield supplies and/or services, inflationary cost pressures may continue.

     Our activities in 2000 have been financed through operating cash flow. However, future cash flows are subject to a number of variables, including our level of production and prices, and we cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

     The primary sources of cash in 2000 and 1999 were oil and gas revenues. The primary uses of cash in 2000 and 1999 were advances to 3TEC.

     Investment in Series C Preferred Stock of 3TEC. In connection with the Exchange Offer for the Consolidated Partnership the Company received 1,293,522 shares of Series C Preferred Stock of 3TEC. As a holder of Series C, the Company is entitled to receive cumulative cash dividends in an amount per share of $0.50 per year (10% annual rate), payable semi-annually on March 31 and September 30 of each year. These dividends are payable in preference to and prior to the payment of any dividend or distribution to any holder of 3TEC common stock or other junior security. The Series C has a liquidation preference of $5.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends.
The Series C entitles the holder to cash dividends at the rate of 10% per year (payable semi-annually on March 31 and September 30), a $5.00 per share liquidation preference and conversion, at any time, of each Series C share into three shares of 3TEC common stock. After January 1, 2000, 3TEC had, at its option, the right to redeem the Series C for the liquidation value plus accrued dividends. On August 31, 2000, 3TEC sent notices to the holders of its Series C Preferred Stock advising that the Series C would be redeemed on September 30, 2000. The Series C had a redemption price of $5.00 per share and the holders had the right to convert their Series C shares into Company common stock at a ratio of one share of common for three shares of Series C prior to September 30, 2000. The Series C dividends began to accrue on December 30, 1998. 3TEC's primary bank has granted 3TEC a waiver allowing it to pay the dividends on the Series C as long as no default or event of default exists or would exist as a result of any Series C dividend payment. As of December 31, 2000, the Company had not redeemed its Series C Shares and had reclassified its investment in the Series C to Note Receivable - 3TEC.

     Note Receivable from 3TEC. The Company has a note receivable from 3TEC, an owner of 80% of the outstanding common stock of the Company, as of December 31, 2000 in the amount of $14,264,018. The principal balance of the note accrues interest at the prime rate and is due on demand. The note consists of advances to 3TEC for general corporate purposes and is unsecured. Interest of approximately $1,200,000 was accrued and included in the amount of the note as of December 31, 2000.

     Dependence on 3TEC. A substantial portion of the Company's assets are directly related to 3TEC. Approximately $14.3 million of the Company's $18.2 million in total assets are obligations of 3TEC. The payment of the note receivable and the receivable of the Series C redemption are directly related to the success of 3TEC. 3TEC's operations are subject to all of the risks inherent in the oil and natural gas exploration and production industry. There can be no assurance that 3TEC will be a successful participant in the oil and natural gas exploration and production industry.

     Future Capital Requirements. The Company does not anticipate making substantial capital expenditures for acquisition, development or exploration of oil and natural gas reserves in the future. The Company expects to make expenditures to develop its current proved undeveloped reserves and to maintain its proved developed reserves. The Company expects that available cash, cash flows from operations and proceeds from sales of certain oil and natural gas properties will be sufficient to fund the planned capital expenditures through 2001.

     Because future cash flows are subject to a number of variables, such as, the level of production and prices received for oil and natural gas and the prices received on property sales, there can be no assurance that the Company's capital resources will be sufficient to maintain planned levels of capital expenditures and accordingly, oil and natural gas revenues and operating results may be adversely affected.

ITEM 7.  FINANCIAL STATEMENTS

     The Financial Statements that constitute this item follow the text of this report. An index to the Financial Statements appears in Item 13 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Definitive Information Statement for 2001, when filed pursuant to Regulation 14C under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB and will provide the information required for Items, 9, 10, 11, and 12 under Part III.

ITEM 10. EXECUTIVE COMPENSATION

     The Company's Definitive Information Statement for 2001, when filed pursuant to Regulation 14C under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB and will provide the information required for Items, 9, 10, 11, and 12 under Part III.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company's Definitive Information Statement for 2001, when filed pursuant to Regulation 14C under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB and will provide the information required for Items, 9, 10, 11, and 12 under Part III.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's Definitive Information Statement for 2001, when filed pursuant to Regulation 14C under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB and will provide the information required for Items, 9, 10, 11, and 12 under Part III.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K

          (a) 1. Financial Statements: See Index to Financial Statements on page F-1
              2. Exhibits: The following documents are filed as exhibits to this report:

          (b) Exhibits

                  3.1 Certificate of Incorporation of the Company as currently in effect*

                  3.2 Bylaws of the Company as currently in effect*

                 10.1 Enex Employees Stock Purchase Program(1)

                 10.2 1991 Non-Qualified Stock Option Award Program(1)

                 10.3 1990 Non-Qualified Stock Option Plan(1)

                 10.4 1984 Incentive Stock Option Plan and 1979 Employees Non-
                      Qualified Stock Option Plan(2)

                 10.5 Credit Agreement between the Company and Middle Bay Oil
                      Company, Inc., as borrowers, and Compass Bank, as agent and lender, Bank of Oklahoma, N.A., as a lender, and the other lenders signatory thereto dated March 27, 1998(3)

                 10.6 Restated Credit Agreement by and among the Company, Middle
                      Bay Oil Company, Inc., and Middle Bay Production Company, Inc. as borrowers, and Bank One, Texas, N.A. and other institutions as lenders(4)

                 10.7 Second Restated Credit Agreement among the Company, 3TEC
                      Energy Corporation, Middle Bay Production Company, Inc., and Magellan Exploration, LLC, as Borrowers, and Bank One, Texas, N.A. and the Institutions named therein, as Lenders, Bank One, Texas, N.A., as Administrative Agent, Bank of Montreal as Syndication Agent and Banc One Capital Markets, Inc., as Arranger, dated May 31, 2000(5)

                 16.1 Letter from Deloitte & Touche, LLP regarding change in certifying public accountants dated October 26, 1998(6)

1. Incorporated by reference to Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 22, 1993
2. Incorporated by reference to Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 1992
3. Incorporated by reference to Exhibits to Amendment No. 3 and Final Amendment to Schedule 14D-1 filed by Middle Bay Oil Company, Inc. on
     April 13, 1998

4. Incorporated by reference to Exhibit 10.1 on Form 8K/A filed with the Securities and Exchange Commission by 3TEC Energy Corporation on
     December 17, 1999
5. Incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-2/A filed with the Securities and Exchange Commission by 3TEC Energy Corporation on June 6, 2000
6. Incorporated by reference to Exhibits on Form 8K filed with the Securities and Exchange Commission on October 29, 1998
_____________
* Filed herewith

(b)  Reports on Form 8-K filed during the fourth quarter of 2000:

     None.

                     GLOSSARY OF CERTAIN OIL AND GAS TERMS

  The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry and herein:

  Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.

  Bcf. One billion cubic feet of natural gas.

  Bcfe. One billion cubic feet of natural gas equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

  Btu or British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

  Completion. The installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

  Condensate. Liquid hydrocarbons associated with the production of a primarily natural gas reserve.

  Developed acreage. The number of acres that are allocated or assignable to productive wells or wells capable of production.

  Development well. A well drilled into a proved natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

  Exploratory well. A well drilled to find and produce natural gas or oil reserves that are not proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.

  Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic level.

  MBbls. One thousand barrels of oil or other liquid hydrocarbons.

  Mcf. One thousand cubic feet of natural gas.

  Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

  Mmbtu. One million British Thermal Units.

  Mmcf. One million cubic feet of natural gas.

  Mmcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

  Productive well. A well that is found to be capable of producing sufficient quantities of oil and gas so that proceeds from the sale of the production are greater than production expenses and taxes.

  Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of oil and natural gas.

  Proved developed reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

  Proved reserves. The estimated quantities of oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

  Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on developed acreage where the subject reserves cannot be recovered without drilling additional wells.

  PV-10 value. The estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property related expenses, such as general and administrative expenses, debt service, future income tax expense, or depreciation, depletion, and amortization.

  Recompletion. The completion of an existing well for production from a formation that exists behind the casing of the well.

  Reservoir. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

  Royalty interest. An interest in a natural gas and oil property entitling the owner to a share of natural gas and oil production free of costs of production.

  Standardized measure. The estimated future net cash flows from proved natural gas and oil reserves computed using prices and costs, at a specific date, after income taxes and discounted at 10%.

  Tcfe. One trillion cubic feet of natural gas equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

  Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

   Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of April 13, 2001.


                                          ENEX RESOURCES CORPORATION
                                                 (Registrant)


                              By:          /s/ Floyd C. Wilson
                                  ----------------------------------------------
                                               Floyd C. Wilson
                                     Chairman and Chief Executive Officer


                               POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Floyd C. Wilson, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



          April 13, 2001                        /s/ Floyd C. Wilson
----------------------------------     -----------------------------------------
               Date                                 Floyd C. Wilson
                                          Chairman and Chief Executive Officer

          April 13, 2001                        /s/ R.A. Walker
----------------------------------     -----------------------------------------
               Date                                 R.A. Walker
                                       President, President and Chief Financial
                                                      Officer

          April 13, 2001                        /s/ Steve W. Herod
----------------------------------     -----------------------------------------
               Date                                 Steve W. Herod
                                              Executive Vice President -
                                            Corporate Development, Director

          April 13, 2001                        /s/ Shane M. Bayless
----------------------------------     -----------------------------------------
               Date                                 Shane M. Bayless
                                              Vice President - Controller,
                                              Principal Accounting Officer

          April 13, 2001                        /s/ Gary R. Christopher
----------------------------------     -----------------------------------------
               Date                                 Gary R. Christopher
                                                         Director

          April 13, 2001                        /s/ David B. Dunton
----------------------------------     -----------------------------------------
               Date                                 David B. Dunton
                                                       Director

          April 13, 2001                        /s/ David B. Miller
----------------------------------     -----------------------------------------
               Date                                 David B. Miller
                                                       Director

          April 13, 2001                        /s/ D. Martin Phillips
----------------------------------     -----------------------------------------
               Date                                 D. Martin Phillips
                                                       Director

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Independent Auditors' Report                                                             F-2
Balance Sheets as of December 31, 2000 and 1999                                          F-3
Statements of Operations for the years ended December 31, 2000 and 1999                  F-4
Statements of Cash Flows for the years ended December 31, 2000 and 1999                  F-5
Statements of Changes in Stockholders' Equity for the years ended December 31, 2000
 and 1999                                                                                F-6
Notes to Financial Statements                                                            F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Enex Resources Corporation:

      We have audited the accompanying balance sheets of Enex Resources Corporation as of December 31, 2000 and December 31, 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enex Resources Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                         KPMG LLP

Houston, Texas
March 16, 2001

                          ENEX RESOURCES CORPORATION
                                BALANCE SHEETS


                                                                            December 31,                  December 31,
                                                                               2000                          1999
                                                                          --------------                --------------
ASSETS
 Current Assets:
           Accounts Receivable - Oil and gas sales                          $   310,345                   $   215,399
           Note Receivable - 3TEC                                            14,264,018                     6,310,942
                                                                            -----------                   -----------
Total Current Assets                                                         14,574,363                     6,526,341

Properties and Equipment, at cost:
           Oil and gas properties, successful efforts method                  3,923,053                     3,363,151
           Other property and equipment                                         345,919                       345,919
                                                                            -----------                   -----------
                                                                              4,268,972                     3,709,070
           Accumulated depletion, depreciation and amortization              (2,980,890)                   (2,918,652)
                                                                            -----------                   -----------
Net Properties and Equipment                                                  1,288,082                       790,418
Other Assets:
  Preferred Stock - 3TEC                                                              -                     6,467,610
  Deferred tax asset                                                          2,323,350                             -
                                                                            -----------                   -----------
TOTAL ASSETS                                                                $18,185,795                   $13,784,369
                                                                            ===========                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
           Accounts payable                                                 $   164,738                   $   249,091
                                                                            -----------                   -----------
Total Current Liabilities                                                       164,738                       249,091


Commitments and Contingencies                                                         -                             -

STOCKHOLDERS' EQUITY
           Preferred stock, $.01 par value, 5,000,000 shares
              authorized; none issued                                                 -                             -

           Common stock, $.05 par value, 10,000,000 shares
              authorized, 1,804,912 shares issued at
              December 31, 2000 and December 31, 1999.                           90,246                        90,246

           Additional paid-in capital                                        10,807,472                    10,807,472

           Retained earnings                                                 10,368,286                     5,882,507
           Treasury stock; 462,240 shares at December 31,
           2000 and December 31, 1999.                                       (3,244,947)                   (3,244,947)
                                                                            -----------                   -----------
TOTAL STOCKHOLDERS' EQUITY                                                  $18,021,057                   $13,535,278
                                                                            -----------                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $18,185,795                   $13,784,369
                                                                            ===========                   ===========

                See accompanying notes to financial statements.

                          ENEX RESOURCES CORPORATION
                           STATEMENTS OF OPERATIONS

                                                      YEAR ENDED
                                            ------------------------------
                                            DECEMBER 31,      DECEMBER 31,
                                                2000              1999
                                            ------------      ------------
REVENUES:
Oil, natural gas and plant income            $1,897,008        $1,124,903
Gain on sale of properties                      129,233            40,040
Preferred stock dividends                       485,070           646,761
Interest                                        573,434           398,739
Other                                             5,184            10,003
                                             ----------        ----------
TOTAL REVENUES                                3,089,929         2,220,446

EXPENSES:
Lease operations                                468,196           603,673
Production, severance and ad valorem tax        114,969            68,230
Dry hole and impairments                              -             3,530
General and administrative                      259,738           552,104
Interest                                          1,067             1,386
Depreciation, depletion and amortization         83,530            99,713
                                             ----------        ----------
TOTAL EXPENSES                                  927,500         1,328,636

INCOME BEFORE INCOME TAXES                    2,162,429           891,810
Income Tax (Provision) Benefit                2,323,350          (199,879)
                                             ----------        ----------
NET INCOME                                   $4,485,779        $  691,931
                                             ==========        ==========

EARNINGS PER COMMON SHARE:
  Basic                                      $     3.34        $     0.52
                                             ==========        ==========
  Diluted                                    $     3.34        $     0.52
                                             ==========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                       1,342,672         1,342,672
                                             ==========        ==========
  Diluted                                     1,342,672         1,342,672
                                             ==========        ==========

               See accompanying notes to financial statements.

                          ENEX RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOW


                                                                                       YEAR ENDED
                                                                   DECEMBER 31, 2000                  DECEMBER 31, 1999
                                                                   -----------------                  ------------------
OPERATING ACTIVITIES
Net Income                                                           $  4,485,779                       $   691,931
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Depreciating, depletion and amortization                               83,530                            99,713
    Dry hole and impairments                                                    -                             3,530
    Bad debt expense                                                            -                            14,156
    Gain on sale of properties                                           (129,233)                          (40,040)
    Deferred income taxes                                              (2,323,350)                          199,879
    Note receivable - 3TEC                                             (1,485,466)                       (1,163,394)

    Changes in operating assets and liabilities:
    Accounts receivable                                                   (94,946)                           51,134
    Prepaid expenses and other assets                                           -                            20,182
    Account payable and accrued liabilities                              (146,934)                          (71,985)
                                                                     ------------                       -----------
CASH PROVIDED BY OPERATING ACTIVITIES                                     389,380                          (194,894)

INVESTING ACTIVITIES
    Proceeds from sales of oil and gas properties                         187,145                            59,798
    Development of oil and gas properties                                (639,106)                           (7,115)
                                                                     ------------                       -----------
CASH USED BY INVESTING ACTIVITIES                                        (451,961)                           52,683

FINANCING ACTIVITIES
    Cash Overdraft                                                         62,581                           108,562
                                                                     ------------                       -----------
CASH PROVIDED BY FINANCING ACTIVITIES                                      62,581                           108,562

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                -                           (33,649)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  -                            33,649
                                                                     ------------                       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $          -                       $         -
                                                                     ============                       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                         $          -                       $         -
    Income Taxes                                                     $          -                       $         -

Non-cash investing and financing activities:
      3TEC Preferred Stock Series C reclassified to Note
       Receivable - 3TEC                                             $  6,467,610                       $         -

                See accompanying notes to financial statements.

                          ENEX RESOURCES CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

                                            COMMON STOCK
                              --------------------------------------      PAID-IN           RETAINED     TREASURY   STOCKHOLDERS'
                                 SHARES                      PAR          CAPITAL           EARNINGS       STOCK       EQUITY
                              -----------              -------------   --------------     -----------   ------------   ------------
Balance January 1, 1999        1,804,912                   $90,246       $10,807,472      $ 5,190,576   $(3,244,947)   $12,843,347
Net Income                             -                         -                 -          691,931             -        691,931
                               ---------                   -------       -----------      -----------   -----------    -----------
Balance December 31, 1999      1,804,912                    90,246        10,807,472        5,882,507    (3,244,947)    13,535,278
                               ---------                   -------       -----------      -----------   -----------    -----------
Net Income                             -                         -                 -        4,485,779             -      4,485,779
                               ---------                   -------       -----------      -----------   -----------    -----------
Balance December 31, 2000      1,804,912                   $90,246       $10,807,472      $10,368,286   $(3,244,947)   $18,021,057
                               =========                   =======       ===========      ===========   ===========    ===========

                See accompanying notes to financial statements

                           ENEX RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Enex Resources Corporation (the "Company") was incorporated under the laws of the state of Colorado on August 17, 1979. On June 30, 1992, the Company reincorporated in Delaware. Effective March 27, 1998, 3TEC Energy Corporation ("3TEC"), (formerly Middle Bay Oil Company, Inc.) acquired 79.2% of the common stock (1,064,432 shares) of the Company. Over the three week period ended December 31, 1998, 3TEC acquired an additional 9,747 shares of the outstanding common stock of the company to bring its ownership of the Company to 80%. Effective October 1, 1998, the Company sold all of its partnership units in Enex Consolidated Partners, L.P. (the "Consolidated Partnership"), a limited partnership of which the Company owned greater than a 50% interest, to 3TEC.
The Company is engaged in the acquisition, development and production of oil and natural gas in the contiguous United States. The Company considers its business to be a single operating segment.

Significant Accounting Policies

     The Company's accounting policies reflect industry standards and conform to generally accepted accounting principles. The more significant of such policies are described below.

Reclassifications

     Certain prior-year amounts have been reclassified to conform to current year presentation.

Statements of Cash Flows

      For the purpose of cash flows, the Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. Significant transactions may occur which do not directly affect cash balances and as such will not be disclosed in the Statements of Cash Flows. Certain of such non-cash transactions are disclosed in the Statements of Shareholders' Equity relating to shares issued as compensation, and shares issued for stock and debt of an acquired company.

Oil and Gas Properties

     The Company follows the successful efforts method of accounting for oil and natural gas properties, and accordingly, capitalizes all direct costs incurred in connection with the acquisition, drilling and development of productive oil and natural gas properties. Costs associated with unsuccessful exploration are charged to expense currently. Geological and geophysical costs and costs of carrying and retaining unevaluated properties are charged to expense. Depreciation, depletion and amortization of capitalized costs are computed separately for each field based on the unit-of-production method using only proved oil and natural gas reserves. In arriving at such rates, commercially recoverable reserves have been estimated by independent petroleum engineering firms. Gains and losses are recorded on sales of interests in proved properties and on sales of entire interests in unproved properties. For the years ended December 31, 2000 and 1999, the Company realized gains on sales of properties of $129,233 and $40,040, respectively.

                           ENEX RESOURCES CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2000 AND 1999


Proved oil and natural gas reserves are the estimated quantities of oil, natural gas and natural gas liquids that are expected to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if economic productability is supported by either actual production or conclusive formation tests.

     The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. This review consists of a comparison of the carrying value of the asset to the asset's expected future undiscounted cash flows. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows, assuming escalated prices, are less than the carrying value of the asset, impairment exists and is measured as the excess of the carrying value over the estimated fair value of the asset. The Company estimates discounted future net cash flows to determine fair value. Any impairment provisions recognized are permanent and may not be restored in the future. For the years ended December 31, 2000 and 1999, the Company's proved properties were assessed for impairment on an individual field basis and the Company recorded impairment provisions on certain producing properties of $-0- and $3,530, respectively.

Revenue Recognition of Production Imbalances

     Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes revenues based on the amount of oil and natural gas sold to purchasers on its behalf not withstanding its ownership percentage. At December 31, 2000 and 1999, the Company's net imbalance position was immaterial.

Hedging

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued SFAS 138, Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133 effective January 1, 2001. Based upon the historical volatility of oil and natural gas commodity prices, the Company expects that SFAS 133 could increase volatility in the Company's earnings and other comprehensive income for periods where hedging activities are present.

     SFAS 133, in part, allows hedge accounting. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

     As of December 31, 2000, the Company has no portion of its forecasted production hedged.

                           ENEX RESOURCES CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

Earnings Per Share

      Basic earnings and loss per common share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings and loss per share reflect dilution from all potential common shares, including options, warrants and convertible preferred stock and convertible notes.
Diluted loss per share does not include the effect of any potential common shares if the effect would be decrease the loss per share.

Concentrations of Market Risk

     The future results of the Company will be affected by the market prices of oil and natural gas. The availability of a ready market for oil and natural gas in the future will depend on numerous factors beyond the control of the Company, including weather, production of other oil and natural gas, imports, marketing of competitive fuels, proximity and capacity of oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of oil and natural gas, the regulatory environment, and other regional and political events, none of which can be predicted with certainty.

Concentrations of Credit Risk

     Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company places its cash investments with high credit qualified financial institutions. Risk with respect to receivables is concentrated primarily in the current production revenue receivable from multiple oil and natural gas purchasers and is typical in the industry. No single customer accounted for greater than 10% of the Company's total oil and natural gas sales for the years ended December 31, 2000 and 1999.

Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) RELATED PARTY TRANSACTIONS

Note Receivable - 3TEC

     The Company has a note receivable from 3TEC, which owns of 80% of the outstanding common stock (1,074,179 shares) of the Company, at December 31, 2000 in the amount of $14,264,018. The principal balance of the note accrues interest at the prime rate (9.5% and 8.5% at December 31, 2000 and 1999, respectively) and is due on demand. The note consists of advances to 3TEC for general corporate purposes and the redemption value of 3TEC's Series C Preferred Stock and is unsecured. Interest of approximately $1,200,000 and $626,000 was accrued on the note as of December 31, 2000 and 1999, respectively, and is included in the note receivable balance.

Series C Preferred Stock - 3TEC

     On December 30, 1998, the Company sold all of its units of the Consolidated Partnership to 3TEC. The sale consisted of an exchange offer (the "Exchange Offer") whereby the Company exchanged each Consolidated Partnership unit for
2.086 shares of 3TEC Series C Preferred Stock ("Series C"). In connection with the Exchange Offer, a proposal was submitted to the limited partners in the Consolidated Partnership to amend the partnership agreement to provide for

                           ENEX RESOURCES CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2000 AND 1999

the transfer of all of the assets and liabilities of the Consolidated Partnership to 3TEC as of October 1, 1998 and dissolve the Consolidated Partnership. The Exchange Offer was approved on December 30, 1998 and 2,177,481 shares of Series C were issued for 100% of the outstanding limited partner units. The Company was issued 1,293,522 shares of Series C for its limited partner ownership in the Consolidated Partnership.

     As a holder of Series C, the Company is entitled to receive cumulative cash dividends in an amount per share of $0.50 per year (10% annual rate), payable semi-annually on March 31 and September 30 of each year. These dividends are payable in preference to and prior to the payment of any dividend or distribution to any holder of 3TEC common stock or other junior security. The Series C dividends began to accrue on December 30, 1998. The Series C has a liquidation preference of $5.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends. Each share of Series C is convertible into 3 shares of 3TEC common stock. On or after January 1, 2000, 3TEC had the right to redeem all or a portion of the Series C, at its option, at a purchase price of $5.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends. The Series C is generally nonvoting; however, holders of Series C are entitled to vote on any amendment, alteration or appeal of any provision of 3TEC's Articles of Incorporation which would adversely affect any holder's rights and preferences.

     On August 31, 2000, 3TEC sent notices to the holders of Series C advising that the Series C would be redeemed on September 30, 2000. As of December 31, 2000, the Company had not redeemed its Series C shares, and had reclassified its investment in the Series C to Note Receivable - 3TEC. Interest income has accordingly been recorded for the period October 1 to December 31, 2000.

Dependence on 3TEC

     A substantial portion of the Company's assets are directly related to 3TEC. Approximately $14.3 million of the Company's $18.2 million in total assets are obligations of 3TEC. The payment of the note receivable and the receivable of the Series C redemption are directly related to the success of 3TEC. 3TEC's operations are subject to all of the risks inherent in the oil and natural gas exploration and production industry.

(3) INCOME TAXES

     The components of income tax expense (benefit) for the years ended December 31, 2000 and 1999 consisted of the following (in thousands):


                                                December 31
                                        ---------------------------
                                           2000             1999
                                        ----------        ---------
                Current                   $     -           $  -
                Deferred                   (2,323)           200
                                          -------           ----
                Total                     $(2,323)          $200
                                          =======           ====

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows (in thousands):

                           ENEX RESOURCES CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2000 AND 1999


                                                        December
                                                -------------------------
                                                  2000             1999
                                                --------         --------
Income tax provision (benefit) at statutory
 rate                                           $   757          $ 303
Increase (decrease) in valuation allowance       (2,621)            77
Dividends received                                 (170)          (220)
Increase (decrease) due to other items             (289)            40
                                                -------          -----
Total                                           $(2,323)         $ 200
                                                =======          =====

     The Company's net deferred tax asset at December 31, 2000 and 1999 is as follows (in thousands):

                                                        December
                                                -------------------------
                                                  2000             1999
                                                --------         --------

Deferred tax assets                             $                $
  Oil and gas properties                          3,440            3,553
  NOL carryforward                                2,323            2,461
  Other                                             126              173
                                                -------          -------
Total                                           $ 5,889          $ 6,187
Valuation allowance                              (3,566)          (6,187)
                                                -------          -------
Net deferred tax asset                          $ 2,323          $     -
                                                =======          =======

     As of December 31, 2000, the Company had net operating loss carryforwards of approximately $6.6 million, which will expire beginning in 2009 through 2017.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, the
Section 382 limitation discussed below, and the separate return loss year limitation, management believes it is more likely than not that the Company will not realize the full benefits of these deductible differences. Therefore, a valuation allowance has been provided at December 31, 2000 and 1999. The valuation allowance decreased by $2,621,000 during 2000 as the Company determined that it is more likely than not that a portion of the deferred tax assets would be realized based on current projections of taxable income due to high commodity prices at year end. The valuation allowance increased $77,000 during 1999.

     In March 1998, 79.2% of the Company's common stock was acquired by 3TEC, at which time the Company had a net operating loss carryforward. Over the three week period ended December 31, 1998, 3TEC acquired an additional 9,747 shares of the outstanding common stock of the Company. These net operating losses expire in varying amounts through 2017, and their utilization is limited due to the ownership change pursuant to Section 382 triggered by 3TEC's acquisition of the Company's common stock.

                           ENEX RESOURCES CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2000 AND 1999

(4) STOCK OPTION PLANS

     At December 31, 2000, the Company had an incentive stock option plan and a non-qualified stock option plan, which authorize the issuance of options to purchase up to 362,000 shares of common stock to directors, officers and key employees. The Company has also issued options not covered by a plan. The Company applies the intrinsic value method for accounting for stock based compensation. There were no stock options issued during 2000 and 1999.

     At December 31, 2000 and 1999 there were 209,000 shares of common stock available for grant under the stock option plans. The Board of Directors administers the plans.

     At December 31, 2000 and 1999 there were no options outstanding.

(5) STOCKHOLDERS' EQUITY

Earnings Per Share

     At December 31, 2000 and 1999 the Company had no common stock equivalents outstanding.

(6) COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.

(7) SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized Costs and Costs Incurred

     The following tables present the capitalized costs related to oil and gas producing activities and the related depreciation, depletion, amortization and impairment and costs incurred in oil and gas property acquisition, exploration and development activities (in thousands):

                                                 2000        1999
                                               -------     -------
CAPITALIZED COSTS:
Proved properties                              $ 3,923     $ 3,363
Accumulated depreciation, depletion,
 amortization and impairment                    (2,640)     (2,602)
                                               -------     -------
    Net capitalized costs                      $ 1,283     $   761
                                               =======     =======

COSTS INCURRED:
Proved properties                              $     -     $     -
Development costs                                  639           7
                                               -------     -------
    Total                                      $   639     $     7
                                               =======     =======
Depletion, depreciation, amortization and
 impairment                                    $    77     $    95
                                               =======     =======

                           ENEX RESOURCES CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2000 AND 1999


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

     Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells or on undrilled acreage or from existing wells on which a relatively major expenditure is required for completion.

     Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

                                                    Year Ended
                                                    December 31
                                  ---------------------------------------------
                                          2000                    1999
                                  ----------------------  ---------------------
                                     Oil         Gas         Oil        Gas
                                  (Barrels)     (Mcf)     (Barrels)    (Mcf)
                                  ---------   ----------  ---------  ----------
PROVED RESERVES
Beginning of year                   136,698    9,581,000    60,225    9,262,611
Revisions of previous estimates      53,175      534,501   101,762      662,253
Sale of reserves in place           (63,183)           -    (6,131)      (4,712)
Production for the year             (13,000)    (382,000)  (19,158)    (339,152)
                                  ----------------------------------------------
End of year                         113,690    9,733,501   136,698    9,581,000
                                  ==============================================

PROVED DEVELOPED RESERVES
Beginning of year                   136,698    6,631,000    60,225    6,865,911
End of year                         113,690    7,373,501   136,698    6,631,000


Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

     The following is a summary of the standardized measure of discounted future net cash flows related to the Company's proved oil and gas reserves. For these calculations, estimated future cash flows from estimated future production of provide reserves are computed using oil and gas prices as of at the end of each period presented. Future development and production costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future. Estimated future income taxes were calculated by applying statutory tax rates (based on current law adjusted for permanent differences and tax credits) to the estimated future pre-tax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

                           ENEX RESOURCES CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2000 AND 1999

The Company cautions against using this data to determine the value of its oil and gas properties. To obtain the best estimate of the fair value of the oil and gas properties, forecasts of future economic conditions, varying discount rates, and consideration of other than proved reserves would have to be incorporated into the calculation. In addition, there are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rate of production that impair the usefulness of the data.

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves are summarized as follows (in thousands):

                                                               Years Ended
                                                               December 31
                                                          ---------------------
                                                            2000         1999
                                                          ---------    --------
Future cash inflows                                        $ 97,168    $ 25,277
Future production costs and development costs               (19,033)    (12,882)
Future income tax expenses                                  (24,936)     (1,625)
                                                           --------    --------
Future net cash flows                                      $ 53,199    $ 10,770
10% discount to reflect timing of cash flows                (30,877)     (5,835)
                                                           --------    --------
Standardized measure of discounted future net cash flows     22,322       4,935
                                                           ========    ========


     The following are the principal sources of changes in the standardized measure of discounted future net cash flows (in thousands):

                                                               Years Ended
                                                               December 31
                                                           --------------------
                                                            2000         1999
                                                           --------    --------
Sales of oil and gas, net of production cost               $ (1,897)   $   (453)
Net changes in price and production cost                     28,362       1,346
Sales of reserves                                              (329)        (23)
Revisions of previous quantity estimates                      2,878         697
Net change in income taxes                                   (9,976)       (571)
Accretion of discount                                           568         390
Changes in production rates (timing) and other               (2,219)       (181)
                                                           --------    --------
Change in standardized measure of discounted
 future net cash flows                                     $ 17,387    $  1,205
                                                           ========    ========

     During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. The situation has had a destabilizing effect on the crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The year end prices of oil and gas at December 31, 2000 and 1999, used in the above table were $24.42 and $23.64 per barrel of oil and $9.70 and $2.23 per thousand cubic feet of gas, respectively.