Form 10QSB
period 2001-03-31
ENEX RESOURCES CORP
filed 2001-05-14
CIK 314864

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                          Common stock, $.05 par value
                      1,342,672 shares as of May 10, 2001

           Transitional Small Business Disclosure Format (check one)
                                Yes [_] No [X]

                           ENEX RESOURCES CORPORATION

                                     INDEX

                                                                        PAGE
                                                                         NO.
                                                                        ----

PART I.FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets-
      March 31, 2001 (Unaudited) and December 31, 2000 (Audited).........  1

    Statements of Operations (Unaudited)-
      Three months ended March 31, 2001 and 2000.........................  2

    Statements of Cash Flows (Unaudited)-
      Three months ended March 31, 2001 and 2000.........................  3

    Notes to Financial Statements (Unaudited)............................  4

  Item 2. Management's Discussion and Analysis Of Financial Condition
   and Results of Operations.............................................  5

PART II. OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K..............................  6

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                           ENEX RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                      2001            2000
                                                                                  -----------     -----------
                                                                                   (UNAUDITED)     (AUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents....................................................   $       730     $         -
  Accounts receivable - oil and gas sales......................................       410,340         310,345
  Note Receivable - 3TEC.......................................................    14,814,868      14,264,018
                                                                                  -----------     -----------
      Total current assets.....................................................    15,225,938      14,574,363

PROPERTY (AT COST)
  Oil and gas-successful efforts method........................................     4,239,322       3,923,053
  Furniture, fixtures and other (at cost)......................................       345,919         345,919
                                                                                  -----------     -----------
                                                                                    4,585,241       4,268,972
Less accumulated depreciation, depletion and amortization......................    (2,996,590)     (2,980,890)
                                                                                  -----------     -----------
Net Property...................................................................     1,588,651       1,288,082
                                                                                  -----------     -----------
OTHER ASSETS:
  Deferred tax asset...........................................................     2,004,241       2,323,350
                                                                                  -----------     -----------
TOTAL ASSETS...................................................................   $18,818,830     $18,185,795
                                                                                  ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................................................   $   205,140     $   164,738
                                                                                  -----------     -----------
Total current liabilities......................................................   $   205,140     $   164,738

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued.....             -               -

Common stock, $.05 par value, 10,000,000 shares authorized; 1,804,912 shares
  issued and outstanding at March 31, 2001 and December 31, 2000...............        90,246          90,246

Additional paid-in capital.....................................................    10,807,472      10,807,472
Retained earnings..............................................................    10,960,919      10,368,286
Less Cost of treasury stock:
   462,240 shares at March 31, 2001 and December 31, 2000......................    (3,244,947)     (3,244,947)
                                                                                  -----------     -----------
TOTAL STOCKHOLDERS' EQUITY.....................................................    18,613,690      18,021,057
                                                                                  -----------     -----------
COMMITMENTS AND CONTINGENCIES..................................................             -               -
                                                                                  -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................   $18,818,830     $18,185,795
                                                                                  ===========     ===========


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           ENEX RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                  -------------------------
                                                     2001          2000
                                                  ----------    ----------
                                                  (Unaudited)   (Unaudited)
REVENUES
  Oil and gas sales............................   $  822,090    $  313,928
  Preferred stock dividends....................            -       161,690
  Interest income..............................      318,718       111,755
  Other income.................................            -        20,053
                                                  ----------    ----------

TOTAL REVENUES.................................    1,140,808       607,426
                                                  ----------    ----------

COSTS AND EXPENSES
  Lease operations.............................      116,846       149,279
  Production, severance and ad valorem taxes...       48,450        19,045
  General and administrative...................       47,853        40,799
  Interest expense.............................          218           592
  Depreciation, depletion and amortization.....       15,700        24,019
                                                  ----------    ----------

TOTAL COSTS AND EXPENSES.......................      229,067       233,734
                                                  ----------    ----------

INCOME BEFORE INCOME TAXES.....................      911,741       373,692

INCOME TAX EXPENSE.............................      319,109             -
                                                  ----------    ----------
NET INCOME.....................................      592,632       373,692
                                                  ==========    ==========
NET INCOME PER COMMON SHARE
  BASIC........................................        $0.44         $0.28
                                                  ==========    ==========
  DILUTED......................................        $0.44         $0.28
                                                  ==========    ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC........................................    1,342,672     1,342,672
                                                  ==========    ==========
  DILUTED......................................    1,342,672     1,342,672
                                                  ==========    ==========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           ENEX RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                       -------------------------
                                                                                       (Unaudited)   (Unaudited)
                                                                                           2001          2000
                                                                                        ---------     ---------
OPERATING ACTIVITIES

Net income..........................................................................    $ 592,632     $ 373,692

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion and amortization..........................................       15,700        24,019
  Deferred income taxes.............................................................      319,109             -

Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable........................................      (99,995)       33,706
  (Decrease) Increase in accounts payable...........................................       40,402      (115,748)
                                                                                        ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................      867,848       315,669
                                                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in note receivable - 3TEC................................................     (550,850)     (307,579)
  Property additions................................................................     (316,268)            -
                                                                                        ---------     ---------
NET CASH USED BY INVESTING ACTIVITIES...............................................     (867,118)     (307,579)
                                                                                        ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS...............................................          730         8,090
                                                                                        ---------     ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................            -             -
                                                                                        ---------     ---------
CASH AND CASH EQUIVALENTS AT ENDING OF PERIOD.......................................    $     730     $   8,090
                                                                                        =========     =========

           SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                            ENEX RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the periods ended March 31, 2001 and 2000.

   The financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. An independent accountant has not audited the accompanying financial statements. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(2)     EARNINGS PER SHARE

   Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options, warrants and convertible preferred stock. The Company currently has no transactions with a dilutive effect on diluted shares outstanding.

(3)    RELATED PARTY TRANSACTIONS

   The Company has a note receivable from 3TEC, an owner of 80% of the outstanding common stock of the Company, as of March 31, 2001 of $14,814,868. The principal balance of the note accrues interest at the prime rate and is due on demand. Interest of approximately $1.6 million was accrued on the note as of March 31, 2001 and is included in the note receivable balance.

   The Company is a party to the credit agreement between the Company, 3TEC and certain banks. If certain properties are sold by the Company an amount determined by the banks would have to be paid on the outstanding principal balance of the debt. The debt payment could be made by 3TEC or the Company. Amounts paid to the banks by the Company would reduce the amount of sales proceeds the Company would retain. Amounts paid to the banks by 3TEC would reduce the amount of cash available to be paid to the Company. The principal balance of bank debt outstanding on 3TEC's financial statements at March 31, 2001 was approximately $99 million.

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

(5)    ACCOUNTING PRONOUNCEMENTS

   In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, standardizes the accounting for and disclosures of derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for the Company's financial statements on January 1, 2001. As of December 31, 2000 and for the period ended March 31, 2001, the Company did not have any open derivative instruments or hedging activities. However, the Company cannot assure that such instruments or activities will not be put into place in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This quarterly report on Form 10-QSB contains forward--looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties and other factors beyond the control of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

   The principal source of the Company's cash flow will be sales of oil and natural gas and income from the Company's and the note receivable from 3TEC.

   The Company does not anticipate any capital expenditures for acquisition or exploration of oil and natural gas reserves in the future. The Company expects to make expenditures to develop its proved undeveloped reserves and, to maintain its proved developed reserves. The Company also expects that cash flows from operations, proceeds from sales of certain oil and gas properties and advances from 3TEC will be sufficient to fund the planned capital expenditures for the next twelve months.

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

   The continued accrual of income from the Company's note receivable from 3TEC depends solely upon the creditworthiness of the Company's 80% owner, 3TEC. Should 3TEC experience problems that adversely affect its financial condition, the financial condition and results of operations of the Company will be adversely affected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

   The Company's total revenues increased 88% to $1,140,808 caused primarily by a 162% increase in oil and gas revenues to $822,090. Increases in oil and gas prices caused the oil and gas revenue increase. During the current period, the Company sold 4,690 barrels of oil at an average price of $28.04 per barrel and 91,236 Mcf of gas at an average price of $7.57 per Mcf. In the comparable period, the Company sold 3,500 barrels of oil at an average price of $24.49 per barrel and 90,480 Mcf of gas at an average price of $2.52 per Mcf.

   Total costs and expenses decreased 2% to $229,067. Lease operations expense decreased 22% to $116,846 as a result of continued operational improvements and the sale of higher lifting cost properties in the 4th quarter of 2000.

   Production, severance and ad valorem expense increased 154% to $48,450 due to the significant increase in the commodity prices realized by the Company during 2001 compared to 2000.

   Income tax expense of $319,109 was recorded for the three months ended March 31, 2001 compared to no expense for the same period 2000. The provision recorded in 2001 represents the Company's net income for the three month end at its expected tax rate for 2001 of 35%.

   The Company reported net income of $592,632 for the current period versus a net income of $373,692 for the comparable period. The primary reason for the increase was higher oil and gas revenues.

PART II.  OTHER INFORMATION

(a)  Exhibits

3.1   Certificate of Incorporation of the Company as currently in effect/(1)/

3.2   Bylaws of the Company as currently in effect/(1)/

10.1  Enex Employees Stock Purchase Program/(2)/

10.2  1991 Non-Qualified Stock Option Award Program/(2)/

10.3  1990 Non-Qualified Stock Option Plan/(2)/

10.4 1984 Incentive Stock Option Plan and 1979 Employees Non- Qualified Stock Option Plan/(3)/

10.5 Credit Agreement between the Company and Middle Bay Oil Company, Inc., as borrower, and Compass Bank, as agent and lender, Bank of Oklahoma, N.A., as a lender, and the other lenders signatory thereto dated March 27, 1998/(4)/

10.6 Restated Credit Agreement by and among the Company, Middle Bay Oil Company, Inc., and Middle Bay Production Company, Inc. as borrowers, and Bank One, Texas, N.A. and other institutions as lenders/(6)/

10.7 Second Restated Credit Agreement among the Company, 3TEC Energy Corporation, Middle bay Production Company, Inc., and Magellan Exploration, LLC as Borrowers, and Bank One, Texas, N.A. and the Institutions named therein, as Lenders, Bank One, Texas, N.A., as Administrative Agent, Bank of Montreal as Syndication Agent and Banc One Capital Markets, Inc., as Arranger, dated May 31, 2000/(7)/

16.1 Incorporated by reference to Exhibits to Form 10-KSB dated December 31, 2000 from Deloitte & Touche, LLP regarding change in certifying public accountants dated October 26, 1998/(5)/1.

   2. Incorporated by reference to Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 22, 1993

   3. Incorporated by reference to Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 1992

   4. Incorporated by reference to Exhibits to Amendment No. 3 and Final Amendment to Schedule 14D-1 filed by Middle Bay Oil Company, Inc. (MBOC) on April 13, 1998

   5. Incorporated by reference to Exhibits to Form 8-K filed October 29, 1998

   6. Incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-2/A filed with the Securities and Exchange Commission by 3TEC Energy Corporation on June 6, 2000

   7. Incorporated by reference to Exhibits on Form 8K filed with the Securities and Exchange Commission on October 29, 1998

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of May 15, 2001.

                                ENEX RESOURCES CORPORATION
                                       (Registrant)

                                By  /s/ FLOYD C. WILSON
                                    _________________________________________
                                    Floyd C. Wilson
                                    Chief Executive Officer and Chairman

                                By: /s/ R.A. WALKER
                                    _________________________________________
                                    R.A. Walker
                                    President and Chief Financial Officer

                                By: /s/ SHANE M. BAYLESS
                                    ________________________________________
                                    Shane M. Bayless
                                    Vice President - Controller