Form 10QSB
period 2001-06-30
ENEX RESOURCES CORP
filed 2001-08-08
CIK 314864

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                         Common stock, $.05 par value
                     1,342,672 shares as of  July 31, 2001

           Transitional Small Business Disclosure Format (check one)
                                Yes [ ] No [X]

                           ENEX RESOURCES CORPORATION

                                     INDEX


                                                                       PAGE
                                                                        NO.
                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets-
           June 30, 2001 (Unaudited) and December 31, 2000 (Audited)..    1
         Statements of Operations (Unaudited)-
           Three and six months ended June 30, 2001 and 2000..........    2
         Statements of Cash Flows (Unaudited)-
           Six months ended June 30, 2001 and 2000....................    3
         Notes to Consolidated Financial Statements (Unaudited).......    4

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............    5

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................    6

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                           ENEX RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                                                            JUNE 30,      DECEMBER 31,
                                                                                              2001           2000
                                                                                          -----------     -----------
ASSETS                                                                                    (UNAUDITED)     (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents............................................................   $       730     $         -
  Accounts receivable..................................................................       552,676         310,345
  Note Receivable-3TEC.................................................................    13,145,929      14,264,018
                                                                                          -----------     -----------
      Total current assets.............................................................    13,699,335      14,574,363

PROPERTY (AT COST)
  Oil and gas-successful efforts method................................................     6,376,230       3,923,053
  Other................................................................................       345,919         345,919
                                                                                          -----------     -----------
                                                                                            6,722,149       4,268,972
Less accumulated depreciation, depletion and amortization..............................    (3,030,123)     (2,980,890)
                                                                                          -----------     -----------

Net Properties and Equipment...........................................................     3,692,026       1,288,082
                                                                                          -----------     -----------

OTHER ASSETS...........................................................................     1,797,241       2,323,350
                                                                                          -----------     -----------
TOTAL ASSETS...........................................................................   $19,188,602     $18,185,795
                                                                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.....................................................................   $   190,483     $   164,738
                                                                                          -----------     -----------

      Total current liabilities........................................................   $   190,483     $   164,738
                                                                                          -----------     -----------


STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par, 5,000,000 shares authorized; none issued...................             -               -

Common stock, $.05 par value, 10,000,000 shares authorized, 1,804,912
  shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively...        90,246          90,246

  Additional paid-in capital...........................................................    10,807,472      10,807,472
  Retained earnings....................................................................    11,345,348      10,368,286
  Less of  treasury stock
    462,240 shares at June 30, 2001 and December 31, 2000, respectively................    (3,244,947)     (3,244,947)
                                                                                          -----------     -----------

TOTAL STOCKHOLDERS' EQUITY.............................................................    18,998,119      18,021,057
                                                                                          -----------     -----------

COMMITMENTS AND CONTINGENCIES..........................................................             -               -
                                                                                          -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................................   $19,188,602     $18,185,795
                                                                                          ===========     ===========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           ENEX RESOURCES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                     JUNE 30
                                                  ------------------------    -------------------------
                                                  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                      2001          2000          2001          2000
                                                  ----------    ----------    ----------    ----------
REVENUES
  Oil, natural gas and plant income............   $  691,420    $  405,248    $1,513,511    $  719,176
  Gain on sale of properties...................            -        36,226             -        36,226
  Preferred stock dividends....................            -       161,690             -       323,380
  Interest income..............................      251,034       108,535       569,752       220,290
  Other........................................            -         8,940             -        28,814
                                                  ----------    ----------    ----------    ----------


TOTAL REVENUES.................................      942,454       720,639     2,083,263     1,327,886
                                                  ----------    ----------    ----------    ----------

EXPENSES
  Production
    Lease Operations...........................      125,066       108,806       241,912       258,085
    Production, severance and ad valorem tax...       47,017        26,968        95,467        46,013
    General and administrative.................      145,410       100,811       193,263       141,610
  Interest.....................................            -             -           218             -
  Depreciation, depletion and amortization.....       33,533        22,183        49,233        46,202
  Other........................................            -           179             -           592
                                                  ----------    ----------    ----------    ----------

TOTAL EXPENSES.................................      351,026       258,947       580,093       492,502
                                                  ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES.....................      591,428       461,692     1,503,170       835,384
INCOME TAX EXPENSE.............................      207,000             -       526,110             -
                                                  ----------    ----------    ----------    ----------

NET INCOME.....................................      384,428       461,692       977,061       835,384
                                                  ----------    ----------    ----------    ----------

NET INCOME PER COMMON SHARE
  BASIC........................................        $0.29         $0.34         $0.73         $0.62
                                                  ==========    ==========    ==========    ==========
  DILUTED......................................        $0.29         $0.34         $0.73         $0.62
                                                  ==========    ==========    ==========    ==========

WEIGHTED AVERAGE COMMON SHARES
  BASIC........................................    1,342,672     1,342,672     1,342,672     1,342,672
                                                  ==========    ==========    ==========    ==========
  DILUTED......................................    1,342,672     1,342,672     1,342,672     1,342,672
                                                  ==========    ==========    ==========    ==========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  ENEX RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                       --------------------------
                                                                                       (Unaudited)    (Unaudited)
                                                                                           2001          2000
                                                                                       -----------     ---------
OPERATING ACTIVITIES

Net income..........................................................................   $   977,061     $ 835,384

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion and amortization..........................................        49,233        46,202
  Deferred income taxes.............................................................       526,110             -
  Gain on sale of properties........................................................             -       (36,226)

Changes in operating assets and liabilities:
  Increase in accounts receivable...................................................      (242,331)     (250,863)
  (Decrease) Increase in accounts payable...........................................        25,745       (99,206)
                                                                                       -----------     ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................     1,335,818       495,291

CASH FLOW FROM INVESTING ACTIVITIES
  Decrease (Increase) in note receivable - 3TEC.....................................     1,118,089      (467,719)
  Proceeds from sale of properties..................................................             -        36,226
  Property additions................................................................    (2,453,177)          (28)
                                                                                       -----------     ---------

NET CASH USED IN INVESTING ACTIVITIES...............................................    (1,335,088)     (431,521)
                                                                                       -----------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................           730        63,770
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................             -             -
                                                                                       -----------     ---------
CASH AND CASH EQUIVALENTS AT ENDING OF PERIOD.......................................   $       730     $  63,770
                                                                                       ===========     =========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           ENEX RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the periods ended June 30, 2001 and 2000.

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

(3)    RELATED PARTY TRANSACTIONS

   The Company has a note receivable from 3TEC, an owner of 80% of the outstanding common stock of the Company, as of June 30, 2001 of $13,145,929. The principal balance of the note accrues interest at the prime rate and is due on demand. Interest of approximately $1.8 million was accrued on the note as of June 30, 2001 and is included in the note receivable balance.

   The Company is a party to the credit agreement between the Company, 3TEC and certain banks. If certain properties are sold by the Company an amount determined by the banks would have to be paid on the outstanding principal balance of the debt. The debt payment could be made by 3TEC or the Company. Amounts paid to the banks by the Company would reduce the amount of sales proceeds the Company would retain. Amounts paid to the banks by 3TEC would reduce the amount of cash available to be paid to the Company. The principal balance of bank debt outstanding on 3TEC's financial statements at June 30, 2001 was approximately $89 million.

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

(5)    ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards (FASB) issued SFAS No., 141, "Business Combinations' and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain intangible assets in a business combination be recognized as assets apart from goodwill. The company is required to implement SFAS No. 141 for all business combinations for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 142 is required for fiscal year 2002. The Company does not anticipate the adoption of SFAS 142 to have a material adverse impact on its financial position or results of operations.

   In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, standardizes the accounting for and disclosures of derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for the Company's financial statements on January 1, 2001. As of December 31, 2000 and for the period ended June 30, 2001, the Company did not have any open derivative instruments or hedging activities. However, the Company cannot assure that such instruments or activities will not be put into place in the future.


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

LIQUIDITY AND CAPITAL RESOURCES

   The principal source of the Company's cash flow will be sales of oil and natural gas and income from the Company's note receivable from 3TEC.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

   The Company's total revenues increased 31% to $942,454 caused primarily by a 71% increase in oil and gas revenues to $691,420. Increases in gas production, due to developmental drilling, and gas prices are attributed to the revenue increase. During the current period, the Company sold 4,811 barrels of oil at an average price of $24.82 per barrel and 118,501 Mcf of gas at an average price of $4.83 per Mcf. In the comparable period, the Company sold 3,200 barrels of oil at an average price of $26.24 per barrel and 94,970 Mcf of gas at an average price of $3.39 per Mcf.

   Total expenses increased 36% to $351,026. Lease operations expense increased 15% to $125,066 as a result of the additional wells drilled and placed on production during the current period.

   Production, severance and ad valorem expense increased 74% to $47,017 due to the significant increase in the commodity prices realized by the Company during 2001 compared to 2000 and the increase in gas volumes discussed above.

   Income tax expense of $207,000 was recorded for the three months ended June 30, 2001 compared to no expense the same period 2000. The provision recorded in 2001 represents the Company's net income for the three month end at its expected tax rate for 2001 of 35%.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

   The Company's total revenues increased 57% to $2,083,263 caused primarily by a 110% increase in oil and gas revenues to $1,513,511. Increases in gas production, due to developmental drilling, and gas prices are attributed to the revenue increase. During the current period, the Company sold 9,498 barrels of oil at an average price of $26.28 per barrel and 209,737 Mcf of gas at an average price of $6.02 per Mcf. In the comparable period, the Company sold 6,700 barrels of oil at an average price of $25.32 per barrel and 185,000 Mcf of gas at an average price of $2.97 per Mcf.

   Total costs and expenses increased 18% to $580,093. Lease operations expense decreased 6% to $241,912 as a result of additional wells drilled and placed on production at lower lifting cost rates.

   Production, severance and ad valorem expense increased 107% to $95,467 due to the significant increase in the commodity prices realized by the Company during 2001 compared to 2000 and the increase in gas volumes discussed above.

   Income tax expense of $526,110 was recorded for the three months ended June 30, 2001 compared to no expense the same period 2000. The provision recorded in 2001 represents the Company's net income for the six month end at its expected tax rate for 2001 of 35%.


PART II.  OTHER INFORMATION

   (a)  Exhibits

      3.1 Certificate of Incorporation of the Company as currently in effect/(1)/

      3.2   Bylaws of the Company as currently in effect/(1)/

      10.1  Enex Employees Stock Purchase Program/(2)/

      10.2  1991 Non-Qualified Stock Option Award Program/(2)/

      10.3  1990 Non-Qualified Stock Option Plan/(2)/

      10.4 1984 Incentive Stock Option Plan and 1979 Employees Non- Qualified Stock Option Plan/3/

      10.5 Credit Agreement between the Company and Middle Bay Oil Company, Inc., as borrower, and Compass Bank, as agent and lender, Bank of Oklahoma, N.A., as a lender, and the other lenders signatory thereto dated March 27, 1998/4/

      10.6 Restated Credit Agreement by and among the Company, Middle Bay Oil Company, Inc., and Middle Bay Production Company, Inc. as borrowers, and Bank One, Texas, N.A. and other institutions as lenders/(6)/

      10.7 Second Restated Credit Agreement among the Company, 3TEC Energy Corporation, Middle bay Production Company, Inc., and Magellan Exploration, LLC as Borrowers, and Bank One, Texas, N.A. and the Institutions named therein, as Lenders, Bank One, Texas, N.A., as Administrative Agent, Bank of Montreal as Syndication Agent and Banc One Capital Markets, Inc., as Arranger, dated May 31, 2000/(7)/

      16.1 Letter from Deloitte & Touche, LLP regarding change in certifying public accountants dated October 26, 1998/(5)/

1.  Incorporated by reference to Exhibits to Form 10-KSB dated December 31, 2000
2. Incorporated by reference to Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 22, 1993
3. Incorporated by reference to Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 1992
4. Incorporated by reference to Exhibits to Amendment No. 3 and Final Amendment to Schedule 14D-1 filed by Middle Bay Oil Company, Inc. (MBOC) on April 13, 1998
5.  Incorporated by reference to Exhibits to Form 8-K filed October 29, 1998
6. Incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-2/A filed with the Securities and Exchange Commission by 3TEC Energy Corporation on June 6, 2000
7. Incorporated by reference to Exhibits on Form 8K filed with the Securities and Exchange Commission on October 29, 1998

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of August 8, 2001.

                                                 ENEX RESOURCES CORPORATION
                                                        (Registrant)

                                        By  /s/ FLOYD C. WILSON
                                          ----------------------------------
                                                    Floyd C. Wilson
                                          Chief Executive Officer and Chairman

                                        By: /s/ R.A. WALKER
                                          ----------------------------------
                                                      R.A. Walker
                                                     President and
                                                Chief Financial Officer

                                        By: /s/ SHANE M. BAYLESS
                                          ----------------------------------
                                                    Shane M. Bayless
                                              Vice President - Controller