Form 10QSB
period 2001-09-30
ENEX RESOURCES CORP
filed 2001-11-08
CIK 314864

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                             700 Milam, Suite 1100
                               Houston, TX 77002
                    (Address of principal executive offices)

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

                          Common stock, $.05 par value
                   1,342,672 shares as of September 30, 2001

           Transitional Small Business Disclosure Format (check one)
                                 Yes [ ] No [X]

                           ENEX RESOURCES CORPORATION

                                     INDEX

                                                                                                                PAGE
                                                                                                                 NO.
                                                                                                                ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Balance Sheets-
     September 30, 2001 (Unaudited) and December 31, 2000 (Audited)..................................              1

   Statements of Operations (Unaudited)-
     Three and nine months ended September 30, 2001 and 2000.........................................              2

   Statements of Cash Flows (Unaudited)-
     Nine months ended September 30, 2001 and 2000...................................................              3

   Notes to Financial Statements (Unaudited).........................................................              4

  Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations......              5

PART II. OTHER INFORMATION

  Item 6. Exhibits and reports on Form 8-K...........................................................              7

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                           ENEX RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                        2001            2000
                                                                                     -----------     -----------
ASSETS                                                                              (UNAUDITED)      (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents.....................................................     $       730     $         -
  Accounts receivable...........................................................         490,109         310,345
  Note Receivable-3TEC..........................................................      13,475,829      14,264,018
                                                                                     -----------     -----------
      Total current assets......................................................      13,966,668      14,574,363

PROPERTY (AT COST)
  Oil and gas-successful efforts method.........................................       6,692,038       3,923,053
  Other.........................................................................         345,919         345,919
                                                                                     -----------     -----------
                                                                                       7,037,957       4,268,972
Less accumulated depreciation, depletion and amortization.......................      (2,874,735)     (2,980,890)
                                                                                     -----------     -----------
Net Properties and Equipment....................................................       4,163,222       1,288,082
                                                                                     -----------     -----------
OTHER ASSETS....................................................................       1,538,371       2,323,350
                                                                                     -----------     -----------
TOTAL ASSETS....................................................................     $19,668,261     $18,185,795
                                                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
  Accounts payable..............................................................     $   190,483     $   164,738
                                                                                     -----------     -----------
      Total current liabilities.................................................     $   190,483     $   164,738
                                                                                     -----------     -----------
STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par, 5,000,000 shares authorized; none issued............               -               -

Common stock, $.05 par value, 10,000,000 shares authorized, 1,804,912 shares issued and outstanding at September 30, 2001 and December 31, 2000,
    respectively................................................................          90,246          90,246

  Additional paid-in capital....................................................      10,807,472      10,807,472
  Retained earnings.............................................................      11,825,007      10,368,286
  Treasury stock; 462,240 shares at September 30, 2001 and December 31, 2000,
    respectively................................................................      (3,244,947)     (3,244,947)
                                                                                     -----------     -----------
TOTAL STOCKHOLDERS' EQUITY......................................................      19,477,778      18,021,057
                                                                                     -----------     -----------
COMMITMENTS AND CONTINGENCIES...................................................               -               -
                                                                                     -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................     $19,668,261     $18,185,795
                                                                                     ===========     ===========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           ENEX RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                SEPTEMBER 30
                                                  -------------------------   -------------------------
                                                  (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                      2001          2000          2001          2000
                                                  ----------    ----------    ----------    ----------
REVENUES
  Oil, natural gas and plant income............   $  923,025    $  537,547    $2,436,536    $1,256,724
  Gain on sale of properties...................       44,560             -        44,560        36,226
  Preferred stock dividends....................            -       161,690             -       485,070
  Interest income..............................      216,592       102,866       786,344       320,766
  Other........................................            -           136             -         2,574
                                                  ----------    ----------    ----------    ----------
TOTAL REVENUES.................................    1,184,177       802,239     3,267,440     2,101,360
                                                  ----------    ----------    ----------    ----------
EXPENSES
  Production
    Lease Operations...........................      177,911        89,446       419,822       346,104
    Production, severance and ad valorem tax...       72,809        25,485       168,276        72,926
  General and administrative...................       99,826        71,110       293,088       183,955
  Interest.....................................            -             -           218           592
  Depreciation, depletion and amortization.....       94,005        23,834       143,238        70,033
                                                  ----------    ----------    ----------    ----------
TOTAL EXPENSES.................................      444,551       209,875     1,024,642       673,610
                                                  ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES.....................      739,626    $  592,364     2,242,798    $1,427,750
INCOME TAX EXPENSE.............................      259,968             -       786,078             -
                                                  ----------    ----------    ----------    ----------
NET INCOME.....................................      479,658    $  592,364     1,456,720    $1,427,750
                                                  ----------    ----------    ----------    ----------
NET INCOME PER COMMON SHARE
  BASIC........................................   $     0.36    $     0.44    $     1.08    $     1.06
                                                  ==========    ==========    ==========    ==========
  DILUTED......................................   $     0.36    $     0.44    $     1.08    $     1.06
                                                  ==========    ==========    ==========    ==========
WEIGHTED AVERAGE COMMON SHARES
  BASIC........................................    1,342,672     1,342,672     1,342,672     1,342,672
                                                  ==========    ==========    ==========    ==========
  DILUTED......................................    1,342,672     1,342,672     1,342,672     1,342,672
                                                  ==========    ==========    ==========    ==========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           ENEX RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
                                                                                             --------------------------
                                                                                             (UNAUDITED)    (UNAUDITED)
                                                                                                 2001           2000
                                                                                             -----------    -----------
OPERATING ACTIVITIES

Net income..........................................................................         $ 1,456,720    $1,427,750
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion and amortization..........................................             143,238        70,033
  Deferred income taxes.............................................................             784,979             -
  Gain on sale of properties........................................................             (44,560)      (36,226)

Changes in operating assets and liabilities:
  Increase in accounts receivable...................................................            (179,764)     (525,942)
  (Decrease) Increase in accounts payable...........................................              25,745       (62,983)
                                                                                             -----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................           2,186,358       872,632
                                                                                             -----------    ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Decrease (Increase) in note receivable - 3TEC.....................................             788,189      (908,745)
  Proceeds from sale of properties..................................................              45,982        36,226
  Property additions................................................................          (3,019,799)         (113)
                                                                                             -----------    ----------
NET CASH USED IN INVESTING ACTIVITIES...............................................          (2,185,628)     (872,632)
                                                                                             -----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................                 730             -
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................                   -             -
                                                                                             -----------    ----------
CASH AND CASH EQUIVALENTS AT ENDING OF PERIOD.......................................         $       730    $        -
                                                                                             ===========    ==========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           ENEX RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for the periods ended September 30, 2001 and 2000.

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

(3) RELATED PARTY TRANSACTIONS

   The Company has a note receivable from 3TEC, an owner of 80% of the outstanding common stock of the Company, as of September 30, 2001 of $13,475,829. The principal balance of the note accrues interest at the prime rate and is due on demand. Interest of approximately $2.0 million was accrued on the note as of September 30, 2001 and is included in the note receivable balance.

   The Company is a party to the credit agreement between the Company, 3TEC and certain banks. If certain properties are sold by the Company an amount determined by the banks would have to be paid on the outstanding principal balance of the debt. The debt payment could be made by 3TEC or the Company. Amounts paid to the banks by the Company would reduce the amount of sales proceeds the Company would retain. Amounts paid to the banks by 3TEC would reduce the amount of cash available to be paid to the Company. The principal balance of bank debt outstanding on 3TEC's financial statements at September 30, 2001 was approximately $95 million.

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

(5) ACCOUNTING PRONOUNCEMENTS

   On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

   Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

   Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not anticipate the adoption of SFAS 144 to have a material adverse impact on its financial position or results of operations.

   In August, 2001, the Financial Accounting Standards Board (FASB) issued
SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

   Implementation of SFAS 143 is required for fiscal year 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Due to the effort necessary to comply with the adoption of SFAS 143, it is not practicable for management to estimate the impact of adopting SFAS 143 at the date of this report.

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain intangible assets in a business combination be recognized as assets apart from good will. The company is required to implement SFAS No. 141 for all business combinations for which the date of acquisition is July 1, 2001 or later. SFAS No 142 requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No 142 is required for fiscal year 2002. The Company does not anticipate the adoption of SFAS 142 to have a material adverse impact on its financial position or results of operations.

(6) SUBSEQUENT EVENT

   During October, 2001, the Company announced it had entered into a definitive merger agreement with 3TEC, that if approved, would result in each share of the Company's common stock (other than shares owned by 3TEC) being converted into the right to receive $14.00 per share in cash. Closing of the transaction is subject to the approval of the Company's stockholders and other customary closing conditions. A special meeting of the Company's stockholders is expected to be held in December, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This quarterly report on Form 10-QSB contains forward - looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Such forward - looking statements involve risks and uncertainties and other factors beyond the control of the Company. Readers are cautioned that any such forward - looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward - looking statements.

LIQUIDITY AND CAPITAL RESOURCES

   The principal source of the Company's cash flow will be sales of oil and natural gas and income from the Company's note receivable from 3TEC.

   The Company does not anticipate any significant capital expenditures for acquisition or exploration of oil and natural gas reserves in the future. The Company expects to make expenditures to develop its proved undeveloped reserves and to maintain its proved developed reserves. The Company also expects that cash flows from operations, proceeds from sales of certain oil and gas properties and advances from 3TEC will be sufficient to fund the planned capital expenditures for the next twelve months.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

   The Company's total revenues increased 48% to $1,184,177 caused primarily by a 72% increase in oil and gas revenues to $923,025. Increases in production, offset by lower oil and gas prices caused the oil and gas revenue increase. During the current period, the Company sold 3,446 barrels of oil at an average price of $22.22 per barrel and 243,984 Mcf of gas at an average price of $3.47 per Mcf. In the comparable period, the Company sold 4,287 barrels of oil at an average price of $29.79 per barrel and 97,999 Mcf of gas at an average price of $4.26 per Mcf.

   Total costs and expenses increased 112% to $444,551. Lease operations expense increased by 99% to $177,911 as a result of the additional wells drilled and placed on production during the current period.

   Production, severance and ad valorem expense increased 186% to $72,809 due primarily to the increase in gas volumes discussed above.

   Income tax expense of $259,968 was recorded for the three months ended September 30, 2001 compared to no expense during the same period 2000. The provision recorded in 2001 represents the Company's net income for the three month end at its expected tax rate for 2001 of 35%.

   The Company reported net income of $479,658 for the current period versus a net income of $592,364 for the comparable period. The primary reason for the decrease was higher oil and gas revenues at lower average prices offset by higher lease operating and production, severance and ad valorem taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

   The Company's total revenues increased 55% to $3,267,440 caused primarily by a 94% increase in oil and gas revenues to $2,436,536. Increases in gas prices coupled with higher production volumes caused the oil and gas revenue increase. During the current period, the Company sold 12,944 barrels of oil at an average price of $25.20 per barrel and 453,721 Mcf of gas at an average price of $4.65 per Mcf. In the comparable period, the Company sold 10,973 barrels of oil at an average price of $26.67 per barrel and 283,450 Mcf of gas at an average price of $3.40 per Mcf.

   Total costs and expenses increased 52% to $1,024,642. Lease operations expense increased 21% as a result of additional wells drilled and placed on production during the current period.

   Production, severance and ad valorem expense increased 131% to $168,276 due to the increase in commodity prices realized by the company during 2001 compared to 2000 and the increase in gas volumes discussed above.

   Income tax expense of $786,078 was recorded for the nine months ended September 30, 2001 compared to no expense during the same period 2000. The provision recorded in 2001 represents the Company's net income for the nine month end at its expected tax rate for 2001 of 35%.

   The Company reported net income of $1,456,720 for the current period versus a net income of $1,427,750 for the comparable period. The primary reason for the increase was higher oil and gas revenues offset by increased lease operating and production, severance, ad valorem taxes and income taxes.

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

7. Incorporated by reference to Exhibits to Annual Report on Form 10-K dated March 16, 1992

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of November 8, 2001.

                                        ENEX RESOURCES CORPORATION
                                              (Registrant)


                                        By: /s/ FLOYD C. WILSON
                                           ------------------------------
                                           Floyd C. Wilson
                                           Chief Executive Officer and Chairman


                                        By: /s/ R.A. WALKER
                                           ------------------------------
                                           R.A. Walker
                                           President and
                                           Chief Financial Officer


                                        By: /s/ SHANE M. BAYLESS
                                           ------------------------------
                                           Shane M. Bayless
                                           Vice President - Controller